Form 10QSB
period 1995-01-31
KILLEARN PROPERTIES INC
filed 1995-03-16
CIK 55742

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                Form 10-QSB

           [X] QUARTERLY REPORT UNDER SECTION 13 or 15[d] OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1995

          [  ] TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE
                                 EXCHANGE ACT

                   For the transition period from      to

                        Commission file number 1-6762

                             KILLEARN PROPERTIES, INC.
      (Exact name of small business issuer as specified in its charter)

           Florida                                 59-1095497
  (State or other jurisdiction       (I.R.S. Employer Identification No.)
  incorporation or organization)

                          100 Eagle's Landing Way
                          Stockbridge, GA  30281
                     (Address of principal executive
                               offices)

                         Issuer's telephone number
                              (404)389-2020

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
to such filing requirements for the past 90 days. Yes   X	.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:
1,438,733

KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
INDEX

Part I.

Consolidated Condensed Financial Statements (Unaudited):

    Consolidated Condensed Balance Sheet January 31, 1995            3

    Consolidated Condensed Statements of Income for the              4-5
      Three Months and Nine Months Ended January 31, 1995
      and 1994

    Consolidated Statement of Cash Flows for the Nine Months         6-7
      Ended January 31, 1995 and 1994

    Notes to Consolidated Condensed Financial Statements             8-9

Management's Discussion and Analysis of Financial Condition          10-11
    and Results of Operations

Part II

Other Information                                                    12

Signatures                                                           12

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

                                                 1/31/95
                                               (unaudited)*
Cash                                        $      97,221
Cash in improvement trust                         157,660
Accounts and notes receivable                   8,346,354
  (Notes 2 and 5)
Land contracts receivable                       2,151,411
Less:  Allowance for uncollectibles             (366,333)
Income tax refund due                              72,958
Investment in joint venture                       972,402
Residential real estate held for sale             730,782
Real estate held for development and sale      33,130,357
Property under contract for sale                  821,866
Other property , plant and equipment           13,016,252
Less:  Allowance for depreciation             (2,920,375)
Utility deposit                                    23,404
Other assets                                      195,183
                                            _____________
                                              $56,429,142
                                            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable & other accrued expenses    $ 3,038,181
Income taxes payable                             692,522
Accrued interest                                 315,135
Customers' deposits                            1,275,438
Debt - note 3                                 20,339,466
Reserve for future development                 1,568,266
Deferred income taxes                          5,798,463
Deferred profit - note 5                       5,087,038
                                              __________
TOTAL LIABILITIES                             38,114,509

STOCKHOLDERS' EQUITY
Common stock - par value $.10 a share
 authorized 6,000,000 shares; issued
 1,438,733 shares                                143,873
Additional paid-in capital                     6,846,014
Retained earnings                             11,324,746
TOTAL STOCKHOLDERS' EQUITY                    18,314,633
                                          ______________
                                             $56,429,142
                                          ==============

*Subject to year-end audit adjustments

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  Three Months Ended      Nine Months Ended
                                Unaudited*  Unaudited*  Unaudited* Unaudited
                                 1/31/95     1/31/94      1/31/95   1/31/94
Income:
 Net sales of land             $ 3,652,889  4,540,566   12,252,352    7,430,297
 Sales of residential
  construction                     189,500    363,384      189,500    1,345,150
 Interest income                   111,057     38,384      466,186      203,961
 Commission income                  80,649    181,606      356,845      710,507
Revenues from operating golf
   and country club                753,911  1,157,840    2,276,068    4,088,766
 Income from joint venture          21,037          0       54,993            0
 Other revenues                     18,679    104,524       68,477      341,809
                                __________  _________   __________   __________
 Total                           4,827,722  6,386,304   15,664,421   14,120,490

Expenses
 Cost of land sold               2,452,786  3,204,861    8,033,222    4,691,990
 Cost of residential
   construction                    217,558    329,845      217,558    1,218,224
 Commissions and selling
   expenses                        382,652    459,266    1,171,872   1,318,667
 Operating costs of golf
   and country clubs               800,617  1,042,917    2,335,980   3,734,650
 Interest expense                   65,567    166,958      442,766     463,889
 Depreciation                      170,805    219,128      511,292     744,865
 Property taxes                     63,576     61,417      205,838     295,698
 General & Administration Exp.     289,350    445,084    1,097,037   1,284,580
                                 _________  _________   __________  __________
Total Expenses                   4,442,911  5,929,476   14,015,565  13,752,563


Income before income taxes,
 cumulative effect of change in
 accounting principle              384,811    456,828    1,648,856     367,927
Income tax provision               186,904    179,800      692,521     146,200
                                 _________  _________   __________   _________
                                   197,907    277,028      956,335     221,727
Cumulative effect of
 change in accounting principle     -0-           -0-        -0-      (105,000)
                                __________  __________   __________  _________
Net income                      $  197,907    277,028      956,335     326,727
                                ========== ==========   ===========   ==========

Income per share
 before cumulative
 effect of change in
 accounting principle                 0.14      0.19         0.66         0.15

Cumulative effect of change
 in accounting principle              0.00      0.00          0.00        0.07

Net income per share            $     0.14      0.19          0.66        0.22
 (Note 4)                       ========== ==========    =========  ==========

Dividends per share                NONE       NONE         NONE            NONE

*Subject to year-end audit adjustments.
See notes to Consolidated Condensed Financial Statements

KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        Nine Months Ended
                                                   Unaudited*       Unaudited*
                                                    1/31/95         1/31/94
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                        $   956,335     $   326,727
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                        511,292         744,865
 (Increase) decrease in accounts and notes
   receivable                                      (6,973,199)         442,376
 Decrease (increase) in residential construction
   in process                                          192,227     (1,392,231)
 Increase in real estate held for develop-
   ment and sale                                   (8,688,118)     (4,464,686)
 Decrease in other assets                              109,812          66,647
 Decrease in accounts payable                        (209,390)       (382,243)
 Decrease in interest payable                        (186,008)       (381,346)
 Increase in customer's deposits                        35,709          86,182
 Increase in reserve for future development          1,393,703               0
 Increase in deferred income                         5,031,806          49,302
 Increase in income taxes payable                      534,597          41,200
 Decrease in other liabilities                       (101,502)        (48,812)
 Income from joint venture                            (54,993)       (228,000)
 Decrease in residential construction in process
   and real estate held for development and sale
   resulting from the sale of such properties        5,543,636       6,769,776
 Decrease in property under contract for sale       14,468,227           -0-
                                                   ____________   ____________
Net cash provided by operating activities:          12,564,134       1,629,757
                                                   ____________   ____________
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment - net            (120,522)        125,038
 Investment in joint ventures                        (712,054)      1,420,103
                                                   ___________    ___________
Net cash (used in) provided by investing             (832,576)      1,545,141
 activities                                        ___________    ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from loans                                 6,746,363      4,320,529
 Principal payments on debt                       (18,908,227)   ( 7,802,215)
                                                   ___________   ____________
 Net cash used in financing activities            (12,161,864)   ( 3,481,686)
                                                   ___________    ___________

NET DECREASE IN CASH                                 (430,306)      (306,788)

CASH - Beginning of period                             527,527        632,685
                                                  ____________   ____________
CASH - End of period                           $        97,221        325,897
                                                  ============   ============

Supplemental Information to Consolidated Statements of Cash Flow

Cash Paid:  Interest of $1,736,791 and $2,535,608 for the nine months ended 1995 and 1994, respectively. Income tax of $30,000 in fiscal 1995. Capital lease obligations of $124,530 in 1994 was incurred when the Company entered into leases for new equipment.
A house was purchased by the assumption of a mortgage in the amount of $240,894 for fiscal 1994.

PART I. FINANCIAL INFORMATION
Notes to Consolidated Condensed Financial Statements
January 31, 1995

Note 1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in financial position conformity with generally accepted accounting principles.

The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period covered, including appropriate estimated provision for bonus and profit sharing arrangements normally determined or settled at year end.

NOTE 2.  Accounting Change

During the first quarter of fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting for Creditors for Impairment of a Loan" ("SFAS No. 114"), as required by such Statement.

Given the relatively low level of delinquencies and foreclosures experienced by the Company, the adoption of SFAS No. 114 by the Company did not have a material effect on its financial statements.


Note 3. Debt

Interest rates on mortgages and notes payable ranged from 5.25% to 12.5% at 1/31/95. The aggregate maturities of long-term debt are as follows:

	For the Year Ended
		  January 31

     1996                13,465,717
     1997                   320,269
     1998                 5,370,799
     1999                   170,989
     2000                   171,833
     Thereafter             839,859
                      $  20,339,466

Substantially all of the Company's assets are mortgaged or pledged as collateral for its indebtedness.

Further information with respect to debt follows:

Notes payable secured by contracts receivable and real estate

Credit lines - prime plus 1% to prime plus
        3% payable to financial institutions,
        secured by contracts receivable and
        real estate                           $18,691,953

Note 3. Debt (con't)


5.25% to 12% payable to individuals and
     financial institutions, secured by
     contracts receivable and real estate     $ 1,565,568

Other notes payable - 5.56% to 11.5%
      due in various installments
      through 2001                                 81,945
                                              $20,339,466

The Company capitalized $475,810 and $1,350,352 in interest for the three and nine month period ended January 31, 1995, in connection with the development of the Company's real estate projects.

Note 4.  Earnings Per Share

Primary and fully diluted earnings per share are calculated based on the following number of weighted average shares of stock outstanding including stock options as common stock equivalents. The number of shares outstanding for all periods presented was 1,438,733.


Note 5 - Sale of Florida Assets

On November 14, 1993, the Company entered into two agreements to sell substantially all of its Florida assets to an unrelated purchaser for approximately $25.5 million. During fiscal 1994, approximately $4.1 million of the sale closed, with the purchaser assuming debt of the Company of approx-imately $1.6 million and paying approximately $2.5 million in cash. In the nine months ended January 31, 1995, approximately $20.1 million of the sale closed, with the purchaser assuming approximately $6.9 million of the Company's debt, on which the Company remains liable; issuing notes to the Company, secured by second mortgage on most of the assets purchased, totalling approximately $7.6 million; and paying approximately $5.6 million in cash, of which $4.8 million was used to reduce the Company's debt. The notes are payable over the next 4 years and most of the notes bear interest at 7% to 10% per annum. The remaining $1.3 million of the sale is scheduled to be closed during the remainder of fiscal 1995 and 1996, for cash. At January 31, 1995 there remains approximately $4.7 million of gross profit to be reported over the next 4 years as the cash is collected.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations -

Net sales of land decreased approximately $888,000 (19.5%) during the current three month period and increased $4,822,000 (64.9%) during the current nine month period compared to the same periods a year ago. The decrease in the current quarter was due primarily to a bulk sale a year ago of all of the developed lots in the Killearn Lakes Development of the Company. The primary reason for the increase for the current nine month period was a result of the Company selling substantially all of the remaining Florida assets in July, 1994.

Cost of land sold, as a percentage of net sales of land, decreased to 67.2% for the current three month period from 70.6% for the three months a year ago. The cost of land sold for the current nine month period increased to 65.0% compared to 63.1% a year ago. The decrease for the current three months was a result primarily of the bulk sale last year in Florida, which was sold at a discounted volume price.

Sale of residential construction decreased 47.9% during the current quarter compared to the same period a year ago and decreased 85.9% for the current nine months compared to the same period a year ago. Corresponding decreases also were realized in the cost of residential construction. All of the decreases were the result of the Company discontinuing its residential construction activities in fiscal 1994.

Commission income, as well as commissions and selling expenses decreased for the current three months and the current nine months compared to the same period a year ago due primarily to the sale of substantially all of the Company's Florida assets.

Interest income increased approximately $72,600 during the current three months compared to the same period a year ago and increased approximately $262,200 for the current nine months compared to the same period a year ago. Both of the increases were a result of the sale of substantially all the Florida assets. The Company is reporting interest on such sale as the money is received.
Since the company is reporting interest income on such sale when received, and payments are due every six months, then the amount of interest income related to the sale is expected to vary from quarter to quarter. Revenues from operating the golf and country club decreased 34.9% in the current quarter compared to the same quarter a year ago and 44.3% for the current nine months compared to the same period a year ago, primarily due to the sale of the Company's Florida club operations in fiscal 1994.

Depreciation expense decreased 22.1% during the current quarter compared to the same period a year ago and 31.4% in the current nine month periood compared to the same quarter a year ago. The decrease is due to the sale of the Company's Florida club operations in Fiscal 1994.

General and Administrative expenses decreased approximately $200,000 in the current three months and in the current nine months compared to the same period a year ago due primarily to the sale of substantially all of the Company's Florida assets during the past year.

The operating statement for the current nine months is not necessarily indica-tive of results expected for the year.

FINANCIAL CONDITION AND LIQUIDITY

At January 31,1995, the Company had available lines of credit totaling approxi-mately $386,647 with its lenders. Such lines of credit may be drawn as needed for the development of the Company's property and other working capital for Corporate needs. The Company continues to look for other sources of lines of credit and financing alternatives.

On July 19, 1994, the Company modified its loan agreement with a bank, in-volving its Georgia operations. The modified agreement effectively divided the prior $13.5 million loan into three loans totaling $13.5 million. One of the loans, for $1.5 million is a revolving loan. The modified credit agreement provides for interest to be paid at the bank's prime rate plus 2%. The loans are collateralized by first mortgages on substantially all the undeveloped land in the Company's Georgia project, a golf course and country club and certain contracts receivable. Upon the sale of collateralized property, all of the net proceeds are applied against the loan balances owed to the bank.
90% of the first $1 million is applied to the revolving loan. 80% of the next $1 million is applied against the revolving loan. The amount of such reduction is then available as a loan to the Company. When secured properties are developed by the Company, the Company can obtain a release of such property by paying a lesser amount. The Company has been able to secure development loans from other lenders in an amount sufficient to pay the release price and all development costs. The $1.5 million revolving credit loan expires on June 10, 1995, when the remaining balance becomes due on demand. The failure of this lender to extend the Company's loans, or the failure of the Company to obtain replacement financing, could have a material adverse affect on the Company's financial condition. Management knows of no reason the debt will not be extended, as it has been in the past.

On July 20, 1994, the Company modified its loan agreement with a bank, in-volving its Florida operations. The balance due the bank at April 30, 1994 was approximately $11.6 million of which approximately $4.4 million is due in the fiscal year ending 1995. Thereafter, $2 million per year is due until maturity on June 30, 1997. The purchaser of the Florida assets assumed this loan. (See note 5 to the Consolidated Condensed Financial Statements.)

In addition, in the next fiscal year, the Company has other debt maturing in fiscal 1995 and 1996 in the amount of approximately $3,900,000 and $900,000, respectively. The Company anticipates that such debt will be paid through cash flow from its normal operations.

On November 14, 1993, the Company entered into agreements to sell substantially all of its Florida assets for $25.5 million. During the nine months ended January 31, 1995, $20.1 million of the sale closed with the Purchaser assuming $6.9 million of the Company's debt; issuing notes to the Company, totaling
$7.6 million and paying $5.6 million in cash. The notes are payable over the next four years. The $6.9 million of debt assumed is the balance of the debt remaining on the loan (relating to the Company's Florida operations) referred to above, which had a balance of $11.6 million at April 30, 1994.

There were no other material changes in the Company's financial condition from April 30, 1994 to January 31, 1995.

PART II - OTHER INFORMATION

None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     KILLEARN PROPERTIES, INC.
                                     (Registrant)


Date:_____________________________     ______________________________
                                       J. T. Williams, Jr.
                                       President

Date:_____________________________     ______________________________
                                       David K. Williams
                                       Chief Financial Officer