Form 10KSB
period 1995-04-30
KILLEARN PROPERTIES INC
filed 1995-07-28
CIK 55742

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549

                                     FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934 (FEE REQUIRED)
                      For the fiscal year ended April 30, 1995
                            Commission File Number 1-6762

                              KILLEARN PROPERTIES, INC.
                 (Exact name of Small business issuer in its charter)

                  Florida                           59-1095497
       	(State or other jurisdiction              (I.R.S. Employer
        incorporation or organization)            Identification No.)

	          100 Eagle's Landing Way
	           Stockbridge, GA  30281                      30281
	    (Address of principal executive offices)        (Zip Code)

	    Issuer's telephone number, including area code:   404-389-2020

	    Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class:                       Name of Each Exchange on
        Common Stock                               which Registered:
      ($.10 Par Value)                          American Stock Exchange, Inc.

	    Securities registered pursuant to Section 12(g) of the Act: None

   Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
 requirements for the past 90 days. Yes     X     No ______

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

   Revenues for the fiscal year ended April 30, 1995 were $17,895,966.

   As of July 24, 1995, the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $3,442,134. This is based upon a closing market price of $4.6875 per share of common stock, as reported on the American Stock Exchange - composite transaction tape.

     The number of shares outstanding of the registrant's common stock as of July 20, 1995 was 1,438,733.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Issuer's 1995 Annual Report to Shareholders (Parts I and II)

    Portions of the Issuer's Proxy Statement in connection with its 1995 Annual Meeting of Shareholders (Part III)

Exhibit Index at Page 11 and 12.

PART I

ITEM I.     BUSINESS

     Killearn Properties, Inc. (the "Company") was organized as a Florida corporation in 1964. The Company is engaged primarily in the development of planned communities (see "ITEM 1 BUSINESS -Land Development," below) in the vicinity of Henry County, Georgia (see "ITEM 2. PROPERTIES," below). The Company's principal executive offices are located 100 Eagle's Landing Way, Stockbridge, GA 30281, (404)389-2020.


Henry County, Georgia

     In April 1986, the Company purchased approximately 2,600 acres of property, known as the Eagle's Landing (see ITEM 2 "PROPERTIES," below), which is located in Henry County, Georgia. During fiscal 1987, the Company purchased 217 additional acres and obtained options to purchase 45 additional
 acres.   Henry County is an attractive location for industrial, commercial and residential development due to its close proximity to the Atlanta International Airport and downtown Atlanta. The property is on an I-75 interchange.

     Henry County is a part of the metropolitan Atlanta area. Its principal cities are McDonough and Stockbridge. A portion of the property is within the City of Stockbridge. It is estimated that Henry County, at present, has a population of approximately 80,000 persons and is projected to reach a population of approximately 111,200 persons by the year 2000.

     The greatest influence on the economy of Henry County is the service industry, followed by manufacturing, retail and trade administration.


The Recent Sale of Tallahassee, Florida Assets

     During fiscal 1994 and the first quarter of fiscal 1995, the Company sold substantially all of its Tallahassee properties to an unrelated third party. See Item 2 "Properties" Item 6 "Management's Discussion and Analysis and
 Plan of Operations" and Note 14 to Consolidated Financial Statements. Prior to the sale, the Company had developed communities in Tallahassee for thirty years.

     On April 30, 1995, the Company had approximately 35 fully developed lots remaining to be sold in Tallahassee, Florida. It is anticipated these lots will be sold in fiscal 1996. The Company and a former stockholder participate in a joint venture for the development and sale of approximately 190 acres of land in one of the Company's subdivisions.

Land Development

     Historically, the Company has acquired large areas of unimproved real estate, and has subdivided, developed and then resold the developed real estate in smaller parcels to individuals and builders. Following the acquisition of a large area of unimproved real estate, the Company retains a landscape architect who, together with personnel of the Company, prepare a master land use plan for the entire subdivision. The subdivision is platted and divided into units and the units are further divided into lots.

     After securing the necessary zoning and other applicable regulatory approvals from local, state and Federal authorities, the Company commences the development of the subdivision by developing one or more units located within each such unit or units.

     In units where lots are sold the Company generally makes provision for water lines, storm drainage, underground or overhead electrical service, tele-phone lines and paved streets. (See "ITEM I. BUSINESS - Liability for Improvements," below.) In all units where lots are sold by the Company, arrangements are made with appropriate governmental agencies and utility com-panies for police and fire protection and for electricity, telephone and water service.

     The Company believes it is the largest land developer in Henry County, Georgia. At April 30, 1995, the Company had in Henry County approximately 274 platted lots available for immediate sale and approximately 1,511 acres of undeveloped land available for immediate or future development. In addition, the Company has a country club and golf course which were developed in prior years. The property remaining is presently zoned approximately 24% for industrial uses, 57% for residential uses and 19% for commercial and otheruses. The Company intends to develop and divide into lots its Henry County property and sell certain parcels to other developers, as development continues.

     Prior to the sale of substantially all of its Tallahassee properties, the Company believes that it was the largest land developer in Leon County, Florida.

     The management of the Company believes that, if the Company does not acquire any additional real estate and if the Company makes no bulk dispositions of real estate, the Company's present inventory of land is sufficient, at present levels of land sales, for at least ten years of operation.


Liability for Improvements

     The Company is obligated to complete the improvements to each partially developed lot sold by it on a specified date not later than one year from the date of sale of each such lot.

     Pursuant to an agreement with the Leon County Commission and the Division of Florida Land Sales, the Company maintains an improvement trust fund as partial assurance to provide funds to complete improvements to its Florida properties. The cash balance of this improvement trust fund at April 30, 1995 was $158,931.

     The total cost to complete the improvements to units from which sales of partially developed lots have been made is estimated to be approximately $285,000 at April 30, 1995, all of which are expected to be made in fiscal 1996.

     The Company is obligated to provide sewer in specified areas of its Florida Development which it previously owned and sold at to other developers for investment and resale. The estimated cost to the Company is $400,000, all of which is expected to be paid in fiscal 1996.

Residential Construction

     In September 1983, the Company began constructing homes in certain of its subdivisions. During fiscal 1992, the Company discontinued the direct construction of homes in Henry County which it had begun in March 1990.
 During fiscal 1994 the Company discontinued the construction of homes in Leon County. Most of the homes constructed in Leon County have been in the $50,000 to $212,000 price range, with several in excess of $400,000. At April 30, 1995, two houses built by the Company remained to be sold.

Sales and Marketing

     At present, the Company's sales force consists of 6 full-time salespersons. These salespersons are compensated by the Company on a salary plus commission or commission-only basis. Lots are sold by the Company primarily to builders and to persons who presently reside or who plan to reside in the Company's developments. The Company no longer maintains a sales force in Leon County.

     The Company sells fully developed lots, or lots which will be developed within one year, pursuant to installment sales contracts which generally have provided for a relatively small down payment and monthly installments including interest at rates ranging from 8% to 12% per annum, over periods which range from one to three years.

     Sales of lots to builders and sales of commercial tracts are made by the Company primarily for cash. Sales of constructed homes are made for cash.

     (See notes 1, 2 and 4 of Notes to Consolidated Financial Statements of the Company.)


Employees

       At April 30, 1995, the Company had approximately 117 employees at its Henry County development, including salespersons. The Company no longer has any employees in Florida. The management of the Company believes that its relationship with its employees is good.

Competition

     The land development industry in the State of Georgia is highly competitive. Land development firms located in all geographic areas of Georgia, many of which possess greater sales and financial resources than the Company, compete to attract local residents, retired persons, and other persons who are relocating. The Company competes with such firms on the basis of a number of interrelated factors, including reputation, location, design, quality and price. Individual resales of residential units and lots provide additional competition.

     The Company believes that it is the largest land developer in Henry County, but it competes with larger developers in the metropolitan Atlanta area, as well as with smaller developers.

Regulation

     As a land developer, the Company is subject to environmental, building, zoning and real estate sales regulation by, among others, local zoning and planning authorities, the Division of Georgia Land Sales and various state and federal environmental protection agencies.

     All of the necessary local, state and Federal regulatory approvals for the development of its presently active subdivision projects in Henry County, Georgia have been secured by the Company. Additional permits and approvals may be required as new subdivisions are constructed; however, the Company does not anticipate any difficulty in securing such permits and approvals. (See "ITEM 2 PROPERTIES", below.)


     The Company's management is not presently aware of any anticipated revocation or amendment of any of its regulatory approvals. However, in the event that any regulatory approvals presently secured by the Company are revoked or materially altered, the business of the Company could be adversely affected.


Economic Conditions

     The Company's business, as well as the real estate industry in general, is affected by a number of economic factors, including interest rates, inflation and the availability of oil and other energy sources. Interest rates affect both the cost to individuals and builders of purchasing homes and lots from the Company and the carrying costs of undeveloped land. During the past fiscal year, interest rates on residential mortgage loans increased. In the past, the Company has increased the price of lots offered for sale to offset increased inflation. Such increases reduce the number of persons who are able to afford the lots and homes offered by the Company. If interest rates and inflation increase substantially, the real estate and construction industries would be adversely affected and the Company's ability to sell its real estate could be significantly adversely affected.


ITEM 2.  PROPERTIES

     The Company's principal subdivisions are as follows:

Eagle's Landing (formerly known as Atlanta Tech Center)

     Eagle's Landing comprises approximately 3,000 acres in Henry County, Georgia, and is approximately 23 miles south of downtown Atlanta and 15 miles south of the Atlanta International Airport.

     This "mixed use" development is presently zoned to allow development in the categories of office, industrial, retail, multi-family residential, single-family residential, lodging, schools, municipal services, religious institutions, parks and recreation, golf course, open space and lakes. The community is planned around the Company's Eagle's Landing golf course and country club.

     At April 30, 1995, approximately 583 residential lots and 355 acres of other property had been sold by the Company. Approximately 274 platted residential lots remained to be sold and approximately 1,511 acres of other property remained to be platted and/or sold. In addition, the Company had approximately 232 acres which will be used for road right-of-way, utility easements and green areas. At April 30, 1995, approximately 449 houses had been constructed and 84 houses were under construction by other builders.


Tallahassee Properties

     The Company developed two major subdivisions in northeast Tallahassee, Florida. During fiscal 1994 and the first quarter of fiscal 1995, substantially all of the company's remaining Tallahassee properties were sold to an unrelated third party see Item 6 "Management's Discussion and Analysis and Plan of Operations" and Note 14 to Consolidated Financial Statements.


     At April 30, 1995, the Company owned 25 platted lots and 7 acres in Killearn Estates, a mixed used development in northeast Tallahassee. All of the properties are expected to be sold within fiscal 1996.

     The Company also owns, at April 30, 1995, 4 lots in Killearn Lakes Plantation, a mixed used development in northeast Tallahassee. It is anticipated that these properties will be sold in fiscal 1996.

     The Company is also a joint venture partner in the development of approximately 192 acres of land located within the Killearn Estates subdivision. Under the joint venture agreement, the Company will develop, sell and finance the project and will receive its normal sales commissions plus one-half of the profits from the development and sale of the project. (See Note 3 of Notes to Consolidated Financial Statements.)


Encumbrances

     Substantially all of the land owned by the Company in the above-described subdivisions serves as collateral for the indebtedness of the Company. (See notes 6 and 14 of Notes to Consolidated Financial Statements.)


ITEM 3.  LEGAL PROCEEDINGS

     See Note 12 of Notes to Consolidated Financial Statements included elsewhere herein for a description of certain legal proceedings concluded during fiscal 1994.

     The Company is a party, both as a plaintiff and as defendant to certain other legal proceedings, in the ordiniary course of business. In the opinion of the management of, and general counsel to the Company, none of these proceedings, alone or in the aggregate, should have a material adverse effect upon the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted by the Company to a vote of its security holders during the fourth quarter of fiscal 1995.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Certain of the information required by this Item 5 is contained on Page 14 of the Company's 1995 Annual Report to Shareholders and is incorporated herein by this reference.

     As of July 20, 1995 there were approximately 600 shareholders of record of the Company's Common Stock, excluding security position listings.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information required by this Item 6 is contained on Page 13-14 of the Company's 1995 Annual Report to Shareholders and is incorporated herein by this reference.


ITEM 7.  FINANCIAL STATEMENTS

     The information required by this Item 7 is contained on Pages 3 - 12 and 15 of the Company's 1995 Annual Report to Shareholders and is incorporated herein by this reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None

PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER

Executive Officers of the Company

     Information with respect to the Company's executive officers as of April 30, 1995 is as follows:

                                                                  Position
  Name                 Age  Position                              Held Since

  J. T. Williams, Jr.  62   President and Chairman of the Board   1970

  David K. Williams    35   Executive Vice-President              1994
                            and Secretary

       All executive officers of the Company serve at the pleasure of the Company's Board of Directors, with the exception of J. T. Williams, Jr., who is employed by the Company pursuant to an employment agreement.

       J. T. Williams, Jr. has been employed by the Company in various executive capacities since 1964 and has been President of the Company since September 1970. Mr. Williams is a certified public accountant.

       David K. Williams has been Executive Vice President of the Company since May 23, 1994. Mr. Williams has been employed by the Company since June 1983. He served as Vice President of Construction and Development from January 1987 until June, 1989 and as President of Florida Operations from June 1989 until 1994. Mr. Williams is the son of J. T. Williams, Jr.

       The information required by this Item 9 concerning the Directors of the Company will be contained in the Company's 1995 Definitive Proxy materials to be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this Item 10 will be contained in the Company's 1995 definitive proxy material to be filed with the Securities and Exchange Commission and is incorporated herein by this reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 11 will be contained in the Company's 1995 definitive proxy material to be filed with the Securities and Exchange Commission and is incorporated herein by this reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 12 will be contained in the Company's 1995 definitive proxy material to be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

 1. Financial Statements. The following financial statements have been filed as a part of this report; each of them has been incorporated herein by reference to the Company's 1995 Annual Report to Shareholders ("AR"):

    (1)  Report of Independent Certified Public Accountants -- AR, p. 15

    (2)  Consolidated Balance Sheets of the Company as of April 30, 1995 AR,
         p. 4 - 5

    (3) Consolidated Statements of Earnings for the fiscal years ended April 30, 1995 and 1994 -- AR, p. 3

    (4) Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended April 30, 1995 and 1994 -- AR, p. 6

    (5) Consolidated Statements of Cash Flows for the fiscal years ended April 30, 1995 and 1994 -- AR, p. 7

    (6)  Notes to Consolidated Financial Statements -- AR, pp. 8 - 12

2.  Exhibits.

    See Exhibit Index, below.

    (b)  Reports on Form 8-K.
         No reports on Form 8-K were filed during the fourth quarter of fiscal 1995.

 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KILLEARN PROPERTIES, INC.


                                           Date:  By:__________________________
                                           J. T. Williams, Jr.,
                                           Chairman of the Board and
                                           President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the date indicated.

 Date:                                     _____________________________
                                           J. T. WILLIAMS, Jr., Chairman of
                                           the Board and President

 Date:                                     _____________________________
                                           NAN BOYNTON, Director

 Date:                                      _____________________________
                                            THE HON. DON FUQUA, Director

 Date:                                      _____________________________
                                            THE HON. MALLORY E. HORNE, Director

 Date:                                      _____________________________
                                            MELVIN L. POPE, JR., Director

 Date:                                      _____________________________
                                            PETER REDMON, Director

 Date:                                      _____________________________
                                            DAVID K. WILLIAMS, Director and
                                            Executive Vice President
                                            (Principal Financial and Accounting
                                            Officer)

To the Board of Directors and Stockholders
Killearn Properties, Inc.

We have audited the consolidated balance sheet of Killearn Properties, Inc. and subsidiaries as of April 30, 1995, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the years ended April 30, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Killearn Properties, Inc. and subsidiaries at April 30, 1995 and the consolidated results of their operations and their cash flows for the years ended April 30, 1995 and 1994, in conformity with generally accepted accounting principles.

 As discussed in notes 1 and 8 to the Consolidated Financial Statements, the Company changed its method of accounting for income taxes in 1994 to adopt the provisions of the Financial Accounting Standards Board's Statment of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

 Atlanta, Georgia                             BDO  Seidman
 June 30, 1995

EXHIBIT INDEX

                                                        Page No. or Incorporated
                                                        by Reference to the
 Exhibit Number   Description                          Document Listed Below

   (3)            Articles of Incorporation              1981 Form 10-K
                  as amended and Bylaws of
                  the Company

   (10.1)         Executive Compenation Plan and Arrangements

   (10.1) (a)     Employee Profit Sharing Plan           1974 Form 10-K


   (10.1) (b)     Employment Agreement                   1982 Form 10-K
                  dated as of July 7, 1982
                  by and between the Company
                  and J. T. Williams, Jr.

   (10.1) (c)     Modification of Employment             1992 Form 10-K
                  Agreement by and between the
                  Company and J. T. Williams, Jr.,
                  dated April 24, 1992.

   (10.1) (d)     1992 Incentive Stock Option Plan       1994 Form 10-K
                  for Employees

   (10.2)         Real Estate Contract between           Report on Form 8-K
                  Sam L. Rudd, J. T. Williams, Jr.,      dated May 8, 1986
                  Leon Developers, Inc., Atlanta         (Event of April 24,
                  Tech Center, Inc. and Killearn         1986) (1986 Form 8-K)
                  Properties, Inc. and Addendums
                  thereto.

   (10.3)         Promissory notes dated May 1,          1992 Form 10-K
                  1991 from the Company to J. T.
                  Williams, Jr.

   (10.4)         Agreement to Purchase and Sell         Report on Form 8-K
                  between the Company and Capital        dated November 22,1993
                  First, Inc.

   (10.5)         Loan Agreement dated June 26,          1992 Form 10-K
                  1992 between Prime Bank, FSB and
                  Killearn Properties, Inc. of Ga

   (10.6)         Loan Modification dated April 29,      1994 Form 10-K
                  1994 between Barnett Bank of
                  Tallahassee and Killearn
                  Properties, Inc.

   (10.7)         Loan Agreement dated June 7,           1994 Form 10-K
                  1994 between Bank of Spalding
                  County and Killearn Properties,
                  Inc.


  (10.8)          Loan Agreement dated April 26,         Page xxx
                  1995 between Bank of Spalding
                  County and Killearn Properties,
                  Inc.

  (10.9)          Loan Agreement dated July 15,          1994 Form 10-K
                  1994 between People's First
                  Financial Savings and Loan and
                  Killearn Properties, Inc.


  (10.10)         Loan Modification dated July 19,       1994 Form 10-K
                  1994 between First Union Bank of
                  Georgia and Killearn Properties,
                  Inc.

  (10.11)         Loan Agreement dated July 19,          1994 Form 10-K
                  1994 between First Union Bank
                  of Georgia and Killearn Properties,
                  Inc. for $5,000,000.

  (10.12)         Loan Agreement dated July 19,          1994 Form 10-K
                  1994 between First Union Bank
                  of Georgia and Killearn Properties,
                  Inc. for $7,000,000.

    (13)          Annual Report to Shareholders          1994 Form 10-K
                  for the fiscal year ended
                  April 30, 1995

    (22)          Subsidiaries of the Company            Page xxx

    (23)          Consent of Independent Certified       Page xxx
                  Public Accountants

                  ANNUAL REPORT LETTER TO SHAREHOLDERS

     During fiscal 1995, the Company had a pre-tax profit of $1,001,434 compared to $278,322 for fiscal 1994. Total revenues were $17,895,966 for the current fiscal year compared to $17,820,853 for the prior fiscal year.

     Perhaps the most significant events occurring during the past year were the following:

     1. Under a contract to sell substantially all of the Company's assets in Florida, the Company closed on approximately $20 million during the current year. The Company is to receive deferred payments of a substantial portion of the purchase price over the next 5 fiscal years so that the income of such sale will be reported over that time. As a result of this sale, the Company has been able to reduce substantially its debt and anticipates this will continue.

     2. In the Company's Atlanta operations, the project has matured to the point that industrial and commercial development has begun to have a substantial impact. During the current year, the Company sold some property for the construction of a 715,000 square foot Kelly-Springfield Tire Company distribution center and entered into a joint venture development with a third party developer to construct facilities for Publix Supermarkets and Dunlop Tire Company.

     3. The Company's Eagle's Landing community, in its Atlanta project, continues to be recognized as one of the premiere communities in Atlanta. During the past year the Company completed development of residential units in the higher-priced luxury golf course community, the medium-priced single family community, and in a lower-priced single family community, which enhanced sales from the Atlanta project during fiscal 1995.

     The Company continues to be concerned about the overall national economy and the effect the national deficit may have upon residential mortgage interest rates; however, we remain confident of the long-range future of the Company, due to our outstanding inventory and our capacity to develop it to its potential.


                                                     Sincerely,



                                                     J. T. Williams, Jr.
                                                     Chairman

KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                                   	Year Ended April 30
                                                      1995          1994
Revenues
Sales of lots                                     $6,600,313    $4,519,064
Other land sales - note 14                         7,006,448     5,010,494
Less:
Estimated uncollectible sales                       (18,390)      (53,529)

Net sales of lots and land                        13,588,371     9,476,029

Sales of residential construction                    189,500     1,345,150
Commission income                                    411,878       915,504
Revenues from operating golf and country clubs     3,018,539     4,741,139
Interest income                                      517,109       705,549
Income from joint venture - note 3                    86,732       388,249
Other income                                          83,837       249,233

Total Revenues                                    17,895,966    17,820,853

Costs and expenses:
  Cost of lots sold                                4,002,362     2,604,243
  Cost of other land sold                          5,000,543     3,350,182
  Cost of residential construction sold              242,854     1,227,502
  Commissions and selling expenses                 1,398,405     1,726,367
  Operating costs of golf and country clubs        3,085,860     4,537,906
  Interest expense - note 11                         611,149     1,173,694
  Depreciation                                       681,194       918,402
  Property taxes - note 11                           246,695       433,806
  Litigation settlement and expenses - note 12       192,732        81,039
  General and administrative expenses - note 9     1,432,738     1,489,390
  Total costs and expenses                        16,894,532    17,542,531

Earnings before income taxes and cumulative
  effect of change in accounting principle         1,001,434       278,322

Income taxes - note 8                                380,504        96,279
  Earnings before cumulative effect of change in
    accounting principle                             620,930       182,043

Cumulative effect, at May 1, 1993, of change
   in accounting for income taxes - note 8                         105,000

Net Earnings                                        $620,930   $   287,043

Earnings per share before cumulative
change in accounting principle                           .43           .13

Cumulative effect of change in
       accounting principle                                0          .07

Earnings per share - note 13                    $        .43   $       .20

See accompanying notes to consolidated financial statements.

KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
                                                April 30, 1995

ASSETS (Note 6)

Cash (including restricted cash of $37,000)     $   507,277
Cash in improvement trust funds - note 7            158,931

Accounts receivable                                 498,882
Notes receivable -  note 14                       7,536,873
Land contracts receivable - notes 2 and 6:
     Retail                                         431,297
     Other                                          372,841
     Total Receivables                            8,839,893

Less: Allowance for uncollectibles                (277,527)

Net receivables                                   8,562,366

Investment in joint ventures - note 3               383,172

Residential real estate held for sale               696,104

Real estate held for development and sale,
  at cost - notes 4,6,7 and 12:
    Land developed and under development         33,279,192
    Real estate under contract for sale             115,687

                                                 33,394,879

Property under contract for sale -                  664,096
   - notes 6 and 14

Property and equipment, at cost - note 6:
     Golf course                                  1,660,931
     Buildings                                    8,482,956
     Machinery, equipment and vehicles            2,565,049
     Furniture and fixtures                         216,109

     Total property and equipment                12,925,045
     Less:   Allowance for depreciation          (2,921,656)

     Property and equipment - net                10,003,389

Utility deposits                                     22,000
Other assets                                        269,984

Total Assets                                   $ 54,662,198


See accompanying notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
     Accounts payable and other accrued expenses           $3,704,068

     Income taxes payable                                     367,622

     Accrued interest                                         221,613

     Customers' deposits - note 5                           1,268,832

     Debt (including current maturities of $13,464,004)
     - notes 6 and 14                                      20,072,988

     Deferred income - notes 3, 7 & 14                      5,151,536

     Deferred income taxes - note 8                         5,896,310

Total Liabilities                                          36,682,969

Commitments and contingencies - notes 7, 9 and 12



Stockholders' equity - notes 9, and 10:

     Common stock-$.10 par value-
          authorized 6,000,000 shares,
          1,438,733 shares issued and outstanding           $143,874

     Additional paid-in capital                            6,846,014

     Retained earnings                                    10,989,341

Total stockholders' equity                                17,979,229

Total Liabilities and Stockholders' Equity             $  54,662,198

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY

                                               Year Ended April 30
                                           1995                  1994
Common stock:
     Balance at beginning of year     $   143,874      $        150,937

     Retirement of treasury stock            0                   (7,063)

     Balance at end of year               143,874               143,874

Additional paid-in capital:
     Balance at beginning of year       6,846,014             7,089,890

     Retirement of treasury stock             0                (243,876)

     Balance at end of year             6,846,014             6,846,014

Retained earnings:
     Balance at beginning of year      10,368,411            10,081,368

     Net earnings                         620,930               287,043

     Balance at end of year            10,989,341            10,368,411

Treasury Stock:
     Balance at beginning of year            0                 (250,939)

     Retirement of treasury stock            0                  250,939

     Balance at end of year                  0                     0

     Total stockholders' equity     $  17,979,229           $17,358,299



See accompanying notes to consolidated financial statements.

KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year Ended April 30

                                                       1995         1994
CASH  FLOWS  FROM  OPERATING   ACTIVITIES:
     Net  earnings                                   $  620,930  $  287,043
     Adjustments to reconcile net earnings to net
        cash provided by operating activities:
      Depreciation                                      681,194     918,402
      Gain on disposition of assets                     (45,715)    (80,812)
      Decrease in accounts receivable                   478,489     269,011
      (Increase) decrease in notes receivable        (7,068,130)    272,820
      (Decrease) increase in deferred income          4,249,593    (107,490)
      Decrease (increase) in residential
        construction in process                         226,906  (1,606,056)
      Increase in real estate held for
        development and sale                         (9,920,626) (5,743,049)
      Decrease (increase) in utility deposits            66,485     (57,859)
      Net changes in other assets                      (101,162)    238,148
      (Decrease) increase in accounts payable           441,495    (215,511)
      Increase in income taxes payable
        and deferred                                    307,545      (8,721)
     Decrease  in customers' deposits                   (74,716)    (24,475)
     Increase in deferred improvement revenue           674,464      18,758
     Net changes in other liabilities                  (279,529)    (72,218)
     Income from joint ventures                         (86,732)   (388,249)
     Decrease in residential construction
        in process, real estate held for
        development and sale, and property
        under contract for sale resulting
        from the sale of such properties             15,945,233   8,293,553

     Net cash provided by operating activities        6,115,724   1,993,295

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment,
       net of non-cash transactions                    (126,430)   (319,908)
    Investment in joint ventures                        (91,084)  1,158,890
    Proceeds from sale of fixed assets                   59,029     158,708

   Net cash provided by (used in) investing
      activities                                       (158,485)    997,690

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans                               9,214,032   6,299,459
    Principal payments on debt                      (15,191,521) (9,395,602)

    Net cash used in financing activities            (5,977,489) (3,096,143)

NET  DECREASE   IN  CASH                                (20,250)   (105,158)

CASH - Beginning of year                                527,527     632,685

CASH - End of year                                    $ 507,277   $ 527,527

Supplemental Information
Cash paid:
     Interest, net of amounts capitalized, was $738,183 and $1,245,912 in 1995 and 1994 respectively.
     Income taxes were $30,000 and $0 in 1995 and 1994 respectively. Supplemental Schedule of Non-Cash Investing and Financing Activities, which are not reflected above:
Capital lease obligations of $0 in 1995 and $184,609 in 1994 were incurred when the Company entered into leases for new equipment.
During fiscal 1995, $7,592,343 in debt was assumed by the purchaser in a land sale transaction, of which $6,450,853 was outstanding at April 30, 1995.

See accompanying notes to consolidated financial statements.

KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the Two Year Period Ended April 30, 1995
Note 1 - Summary of Significant Accounting Policies
(a)    Consolidation
       The consolidated financial statements include the accounts of Killearn Properties, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.
(b)     Lot Sales
        The Company sells fully developed and partially developed homesites in Leon County, Florida and Henry County, Georgia to builders and individuals under contracts, which generally provide for small down payments and monthly installments. Profit from lot sales is recorded on the full accrual, percentage of completion, or cost recovery method depending upon the terms of the sale. On sales to builders, a small down payment is made at the time of sale and a total of 20% to 100% is required at the time the builder receives a
 deed and gives the Company a mortgage securing the balance due.    Sales
 prices are discounted to produce a minimum yield on the contract balance over its life. The amount of revenue recognized at the time a sale is recognized is measured by the relationship of costs already incurred to total estimated costs to be incurred. If certain improvements are incomplete, the portion of revenue related to costs not yet incurred is recognized as the costs are incurred.
        Until the required down payment percentage (generally 10% for individuals and 20% to 100% for builders) and other accounting criteria are met, all collections, including interest, are recorded as deposits, commissions paid to salesmen, if any, are deferred, and the related land cost is segregated in inventory. Once the required down payment has been received, a sale is recognized, previously deferred commissions are charged to expense, the related land costs and any improvements are charged to the cost of sales, the interest portion of the deposit is recorded as income and the balance reduces the principal amount due from the purchaser.
        Upon cancellation of a contract, the difference between the unpaid contract receivable balance and the cost of the related land is charged to the allowance for uncollectible contracts. When a contract cancels before qualifying as a sale, deferred selling costs are charged to expense and deposits forfeited are credited to income.
        The amount of the provision for uncollectible sales is based on the Company's contract receivable cancellation history. For purposes of evaluating the adequacy of the allowance for uncollectibles, the Company considers the contract uncollectible if the number of payments received during the fiscal year is less than those reflected in the following delinquency periods in relation to April 30:
                                            Minimum Number
Percent of Contract         Delinquency      of Payments
  Price Collected               Period         Received
Less than 25%                  90 days             9
25% but
   less than 50%              120 days             8
50% and over                  150 days             7
        Additionally, the allowance includes a provision relating to all other receivables where management believes collection is doubtful.
(c)     Other Land Sales
        Sales of bulk land tracts are accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 66. Under the Statement, the buyer's commitment must meet certain minimum requirements as to initial and continuing investment (generally 10% to 25%) before revenue and profit are recognized. As appropriate, some sales are accounted for on the installment basis.
(d)     Golf and Country Clubs
        The Company recognizes revenues from its golf and country clubs when services are performed. Initiation fees are recorded as revenue to the extent they are non-refundable, otherwise, the refundable portion of the initiation fee is recorded as a liability. Recurring membership dues are recognized during the period earned.
(e)     Development Cost Estimates
        The estimated costs of improving land for drainage, roads and utilities are based upon engineering studies made in accordance with generally accepted cost estimating practices, including provision for anticipated inflation.
(f)     Interest and Property Taxes
        The Company capitalizes interest and real estate taxes on land undergoing development activity.
(g)     Depreciation
        Provision for depreciation is made primarily on the straight-line method over the estimated useful lives of the related assets, as follows:

                                                  Years
        Buildings                                 10-40
        Machinery, equipment
           and vehicles                            5-10
        Furniture and fixtures                     5-10
        Golf course improvements                     15

        Expenditures for repairs and maintenance are charged to expense as incurred. Additions, improvements, and major renewals are capitalized. Upon the sale or retirement of properties, the cost of the assets and accumulated depreciation and amortization are removed from the accounts, and any resulting gains or losses are included in income.
(h)     Investment in Joint Ventures
        The Company accounts for its investment in joint ventures under the equity method. The joint ventures' revenue recognition policies are the same as the Company's.
(i)     Income Taxes
        The Company adopted SFAS No. 109 "Accounting for Income Taxes" in fiscal year 1994, and has reported the cumulative effect of the change in the method of accounting for income taxes as of May 1, 1993, in fiscal 1994 Consolidated Statement of Earnings.
        Deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Valuation allowances are established when necessary to reduce a deferred tax asset to the amount expected to be realized. Income tax expense is the tax payable for the period, and the change during the period, in deferred tax assets and liabilities.
j)      Residential Construction
        Residential construction in process consists of single-family and multi-family housing units. Amounts capitalized are valued at the lower of cost (land, construction costs and interest during the construction period) or net realizable value. The Company recognizes sales of these units only upon closing.
(k)     Earnings Per Share
        The weighted average number of shares outstanding is adjusted to recognize the dilutive effect, if any, of outstanding stock options in calculating earnings per share.
(l)     New Accounting Pronouncements
        The Financial Accounting Standards Board (FASB) has issued SFAS No. 114 relating to the accounting for the impairment of loans by creditors. The Company adopted the standard at the beginning of fiscal year 1995. Presently, given the relatively low level of delinquencies and foreclosures experienced by the Company, the adoption of SFAS No. 114 by the Company will not have a material effect on its financial statements.

Note 2 - Land Contracts Receivable

        At April 30, 1995, land contracts receivable were generally due over periods which range from one to three years and provide for stated interest ranging from 8% to 12% per annum. The weighted average stated interest rate of retail land contracts receivable was 10.20% at April 30, 1995. Scheduled principal collections of retail contracts receivable at April 30, 1995 are as follows:

    1996     $230,633
    1997      194,717
    1998        5,947

             $431,297

Note 3 - Investment in Joint Ventures

        The Company continued operation in the Florida Joint Venture ((A) below) and initiated two new Joint Ventures for construction and lease of buildings for tenants in Georgia, described below:
(A) In 1980, the Company and a former stockholder entered into a development agreement for approximately 190 acres of land in one of the Company's subdivisions. The land (which was purchased by the former stockholder from the Company in 1980) is being developed, marketed and sold to the public by the Company. A portion of the Company's profit on the sale of the land totalling $55,232 has been deferred and is included in deferred profit in the accompanying financial statements. Upon the sale of land within this project, the Company receives its normal sales brokerage commission plus one-half of the profits from the development of the project. The Company periodically advances funds to the Venture. Advances to the Venture are evidenced by notes receiveable, which bear interest at 1.5% above the prime rate payable quarterly with the principal balance due as funds are available. At April 30, 1995, there were no outstanding advances. The amount of consolidated retained earnings represented by the Company's investment in the undistributed earnings of the joint venture was $85,391 at April 30, 1995.
       Condensed financial information of the Venture as of April 30, 1995 is as follows:

     Assets

     Cash               $   114,115
     Land                   851,863
     Other assets            55,332

 Total                   $1,021,310


 Liabilities and Partners' Capital

    Accounts payable        $     2,481
    Other liabilities            12,375
    Partners' capital         1,006,454
 Total                       $1,021,310

      Results of Operations for the Year Ended April 30

                              1995             1994

Sales                   $    542,515     $  1,993,844
Cost of sales               (328,479)      (1,163,143)
Other income                  27,289           47,658
Other expenses               (67,861)        (212,324)
Net earnings            $    173,464      $   666,035

(B) In the current fiscal year, the Company entered into a Joint Venture agreement with an independent third party. The Company sold 7.7 acres for $307,976 to the Joint Venture, of which $154,502 was received in cash and $153,474 as a contribution to the Joint Venture, to construct and lease a 168,000 sq. foot distribution center, which is 100% leased to an independent tenant for 10 years. The distribution center was completed and in use by June 1995. The Company's carrying value of its investment in the Joint Venture is $281,902, which represents its unrecovered historical cost and cash contributed. The Company will receive one-half of the profit of the Joint Venture. The Joint Venture had no impact on retained earnings due to the capitalization of all cost during the current fiscal year.
        Condensed financial information of the Joint Venture as of April 30, 1995 is as follows:

        Assets

     Cash                    $     1,125
     Land                        309,112
     Improvements              3,343,883
     Total                    $3,654,120

     Liabilities and Partners' Capital

     Accounts payable           $324,930
     Other liabilities         2,855,278
     Partners' capital           473,912
     Total               $     3,654,120

 (C) In the current fiscal year the Company entered into a second Joint Venture with the same independent third party, as discussed in (B) above. The Company sold 9.67 acres for $967,000 to the Joint Venture, of which $587,000 was received in cash and $380,000 as a contribution to the Joint Venture, to construct and lease 66,981 sq. feet of retail space. The Joint Venture has leased 47,955 sq. feet to the anchor grocery store tenant for 20 years. The improvements are estimated to be completed during the last quarter of fiscal 1996. The Company's carrying value of its investment in the Joint Venture is $15,736, which represents its unrecovered historical cost. The Company will receive one-half of the profits of the Joint Venture. The Joint Venture had no impact on retained earnings due to the capitalization of all cost during current fiscal year.
        Condensed financial information of the Joint Venture as of April 30, 1995 is as follows:
       Assets
     Cash                    $      2,287
     Land                         967,000
     Improvements                 601,885
     Other assets                   5,697
     Total                     $1,576,869

     Liabilities and Partners' Capital

     Accounts payable            $231,946
     Other liabilities            963,192
     Partners' capital            381,731
     Total                     $1,576,869

 Note 4 - Real Estate Held for Development and Sale

        Information with respect to real estate held for development and sale at April 30, 1995 is as follows:

 Land developed and under development:
     Land fully developed  $    6,704,581
     Land under development    26,574,611
                              $33,279,192

 Real estate under contract for sale:
     Lot sales          $          43,754
     Other land sales              71,933
                        $         115,687

        Included in land under development are portions of the properties undergoing development activity which have not reached the stage at which they can be offered for sale.

 Note 5 - Customers' Deposits

        At April 30, 1995, contracts relating to real estate under contract for sale have not yet been recorded as sales. Receipts on these contracts, including interest, are included in customers' deposits.

          Lot Sales
     Contract Amounts     $     277,040
     Receipts                    22,846

     At April 30, 1995, customers' deposits also consisted of amounts received for refundable country club initiation fees of $1,156,689 and deposits on
 contracts being negotiated and other miscellaneous deposits  of   $89,297.

Note 6- Debt
     At April 30, 1995, the Company had various note agreements with financial institutions and individuals. These note agreements are summarized as follows:

 Note payable to a Bank (A)          $         12,656,609
 Note payable to a Bank (B)                           -
 Note payable to a Stockholder (C)                601,939
 Note payable to a Bank (D)                     4,153,913
 Other notes payable (E)                        2,660,527

                                     $         20,072,988

 (A) On July 19, 1994, the Company modified its loan agreement with a Bank, involving its Georgia operations. The modified agreement effectively changes the one loan of $13,500,000 into three separate loans totaling $13,500,000. One loan, for $5,000,000 is collateralized by a first mortgage on a golf course and country club. The terms of the note call for monthly payments totaling $250,000 per year, with the remaining balance due June 10, 1997.
 The other two loans, for $7,000,000 and $1,500,000 are collateralized by first mortgages on substantially all of the undeveloped land in the Company's Georgia project and certain contracts receivable. Upon the sale of secured property, the net proceeds are applied against the two loan balances. 90% of the first $1,000,000 is applied against the $1,500,000 loan, which is a revolving loan, and the percentage increases by 10% for each $1,000,000. The remaining amount is applied against the $7,000,000 loan. As secured properties are developed by the Company, the Company can release secured property by paying a lesser amount. The Company has been able to secure development loans from other lenders in an amount sufficient to pay the release price and all development costs. The modified current agreement provides for interest on all loans to be paid at the Bank's prime rate + 2%. The bank's prime rate at April 30, 1995 was 9%. The balance on these two loans expire on September 10, 1995, when the remaining balance becomes due upon demand. Management of the Company anticipates the terms to be extended on or before September 10, 1995.

 (B) 	On July 20, 1994, the Company modified its agreement with a bank, involving its Florida operations. The balance due the bank was $7.6 million on the date of the modification. The modification provides for semi-annual principal payments of $1 million, with the remaining balance due June 30, 1997. It also provides for quarterly interest payments at the bank's prime rate plus 1%. The bank's prime rate at April 30, 1995 was 9%. The loan is collateralized by substantially all the land sold in the sale of the Florida assets (see note 14), including the golf course and related country club. The loan was assumed by the Purchaser in the sale, but the Company remains liable as guarantor of the debt. The balance due at April 30, 1995 was $6.5 million.


(C) On April 24, 1986, Killearn Properties, Inc. of Ga., a wholly-owned subsidiary of the Company, purchased approximately 2,600 acres of real estate in Henry County, Georgia from two individuals. One of the individuals was an unrelated third party. The other individual is the President of the Company. In connection with this purchase, the Company gave a note to the related party in the approximate amount of $1,764,000 (bearing interest at 10% per annum) . The Company made principal payments and incurred interest expense to the related party during each of the two years ended April 30, as follows:


                         Year     Principal         Interest

                         1995     $187,617          $74,982
                         1994      196,826           73,674

 (D) The Company normally borrows its development loans for its Georgia properties from a bank. The balance of such loans at April 30, 1994 was $1.7 million and at April 30, 1995 was $4.2 million. The terms of such loans require interest at the bank's prime plus 1.5% or 2%. The bank's prime rate on April 30, 1995 was 9%. The principal reduction of these loans is from lot release prices which vary with the development. Normally, the loan is due one year from the date of the loan and is extended for one year, if necessary.

 (E) The Company has other notes payable, which are due in various installments through 2001 and bear interest at 5.25% to 12.5% at April 30, 1995.
     Maturities of debt outstanding at April 30, 1995 follow:
     Years of Maturity     Amount

     1996     $     13,464,004
     1997              310,485
     1998            5,148,467
     1999              131,033
     2000              169,972
     Thereafter        849,027

              $     20,072,988

        Substantially all of the Company's assets are mortgaged or pledged as collateral for its indebtedness.
       Most of the agreements with the lenders provide that the Company will not declare or pay cash dividends to its stockholders.

Note 7 - Liability for Improvements

        On partially developed lots, the Company is obligated to complete the land improvements on various specified dates.
        A portion of the funds received from the sale of partially developed lots is required to be deposited in improvement trust funds and may only be used for completing the improvements on these lots. Under the agreement with the Leon County Commission and the Division of Florida Land Sales, a monthly deposit is required to be made to the fund in the amount of 16% of related principal collections. The cash balance in the fund at April 30, 1995 was $158,931.
        The total cost to complete the improvements to tracts from which sales have been made is estimated to be $285,609 at April 30, 1995, which pertains to lots and land previously sold. The Company has deferred recognition of $158,931 of revenue from the sale of lots and land for the uncompleted improvements which are included in the accompanying consolidated balance sheets in deferred income.
        The Company is required to provide improvements in settlement of litigation (see note # 12) regarding future Government permits for assets sold in its Florida sale. The estimated $400,000 for these improvements is included in deferred income.
        Anticipated expenditures for land improvements to complete all of the areas from which sales have been made through April 30, 1995 are expected to be incurred in the year ending April 30, 1996. These anticipated expenditures do not include any future expenditures on new communities or areas in existing communities which have not yet been offered for sale.

Note 8 - Income Taxes

        Effective May 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method, as required by SFAS No. 109, "Accounting for Income Taxes". As permitted under the new standard, prior years' financial statements have not been restated.
        At April 30, 1995 and April 30, 1994, the Company had net operating loss carryforwards for federal income tax purposes of $0 and $416,000, respectively. In addition, the Company had net operating loss carryforwards for state income tax purposes of $8,416,792 and $9,847,375 at April 30, 1995 and April 30, 1994, respectively. The state net operating loss carryforwards expire in years 2002 through 2009. The Company has recorded a deferred tax liability for the expected reversal of the taxable temporary differences. For financial reporting purposes, a valuation allowance has not been recognized to offset the deferred tax asset related to the net operating loss carryforwards.
        The provision for income taxes consists of the following:

                              1995              1994
  Income taxes:
     Current     $          440,581           $(157,910)
     Deferred               (60,077)            254,189
     Total provision     $  380,504             $96,279

        Significant components of the Company's deferred tax liability as of April 30, 1995 and April 30, 1994 are as follows:

Tax effect of
     Net Operating Loss
     Carryforwards                    $(505,007)     $(732,283)
     Taxable Temporary Differences:
     Differences in the timing
     of Profit Recognition of Sale
          of Real Estate                239,734        476,978
     Differences in Bases of Land     6,424,494      6,755,873
     Depreciation                       527,886        353,503
     Deferred Compensation             (646,245)      (675,239)
     Other                             (144,552)      (222,445)

     Net Deferred Tax Liability       5,896,310      5,956,387


        In accordance with SFAS No. 109, management has evaluated the recoverability of the net operating losses and has not recorded a valuation allowance to offset the deferred tax asset. At April 30, 1995 and April 30, 1994, the Company had taxable temporary differences which management believes will provide sufficient future taxable income to realize the net operating losses, since it is more likely than not that the asset will be realized.
        Deferred tax expense results from timing differences in the recognition of certain items for tax and financial reporting purposes.
        The difference between the actual income tax expense and the amount computed by applying the current federal income tax rate to earnings before income taxes for the years ended April 30, 1995 and 1994 is attributable to state income taxes net of the federal benefit.

Note 9 - Employee Benefit Plans

     During Fiscal 1994, the Company adopted a 401(k) Retirement Plan for employees to make voluntary contributions with discretionary contributions by the Company. Contributions by the Company for the years ended April 30, 1995 and 1994 were $52,873 and $75,332, respectively.
     The Company has a defined contribution employee profit-sharing plan (covering all full-time employees) which provides for discretionary contributions by the Company based on its consolidated net earnings.
 The Company contributed $7,043 for the year ended April 30, 1995 and made no contribution for the year ended April 30, 1994.
        On June 21, 1982, the Board of Directors entered into a long-term employment agreement (Agreement) with the President of the Company. On April 24, 1992, the Board extended the Agreement for an additional 5 years. The Agreement calls for salary payments totalling approximately $170,000 per year plus bonuses not to exceed $80,000 per year, adjusted annually for increases or decreases in the Consumer Price Index. Subsequent to retirement, the President is to receive retirement income (as defined), adjusted annually for cost of living changes, for the remainder of his life with a guarantee of ten years of such retirement income.
        The Company accounts for the accumulated post-retirement obligation related to the Agreement in accordance with FASB's SFAS No. 87, "Employers' Accounting for Pensions". The Company, includes the effect of changes in the benefit payment, estimated life expectancy, and changes in the liability settlement rate as required by Statement No. 87. The unfunded accumulated retirement obligation was $1,605,226 and $1,570,226 at April 30, 1995 and 1994.
        Pension cost for the years ended April 30, 1995 and 1994 consisted of the following:
                            1995                     1994

Interest cost           $   127,502             $ 117,360
(Gains) losses              (92,502)              (67,907)

Net pension cost            $35,000               $49,453

        The weighted average assumed discount rate used to measure the accumulated post retirement obligation was 8.12% and 8.08% for the years ended April 30, 1995 and 1994, respectively.
        The Board also agreed to a retirement plan for three key employees of the Company. The required payments to the employees are being funded by the purchase of insurance.

Note 10 - Stock Options

        The Company has a Stock Option Plan which provided for issuance of shares to employees at prices not less than the fair market value on dates of grant (not less than 110% of fair market value for options granted to persons owning 10% or more of the Company's common stock).
        The Company has granted 25,000 stock options to certain employees at an exercise price of $5.125 per share, all of which remain outstanding. There were no stock options exercised or granted under the plan for years ended April 30, 1995 and 1994.
        On April 24, 1992, the Board of Directors issued a five year non -qualified option to the President of the Company to purchase 100,000 shares of the Company's stock for $3.60, which was 10% above the market value on such date.

 Note 11 - Capitalized Interest and Property Taxes

        The amounts of interest and property taxes capitalized during the two years ended April 30 were as follows:
                                   1995                1994

 Interest                        $1,796,806        $1,653,723

 Property taxes                    202,517            199,989

 Note 12 - Commitments and Contingencies

       In August, 1993, the First District Court of Appeals, in Florida, issued a Final Order in the Company's lawsuit with the Department of Community Affairs, State of Florida, regarding most of the Company's undeveloped property in Florida. Among other things, the court ruled that sanitary sewer had to be extended to some properties that had been sold and developed by other developers. The estimated cost is $400,000, which is included in reserve for future development.
        The Company is a party to certain other legal proceedings, in the ordinary course of business. In the opinion of management, none of these proceedings should have a material adverse effect upon the Company.
        The Company remains obligated on two notes that were assumed by an unrelated purchaser referred to in Note 14 below. The balance of such debt at April 30, 1995 was $7.1 million.


 Note 13 - Earnings Per Share

        Earnings per share are calculated based on 1,438,733 weighted average shares of stock outstanding for the years ended April 30, 1995 and 1994.

 Note 14 - Sale of  Florida Properties

        On November 14, 1993, the Company entered into two agreements to sell substantially all of its Florida assets to an unrelated purchaser for approximately $25.7 million. During the Company's fiscal 1994, approximately $4.1 million of the sale closed, with the purchaser assuming debt of the Company of approximately $1.6 million and paying approximately $2.5 million in cash. In fiscal 1995, primarily on July 20, 1994, approximately $20.5 million of the sale closed, with the purchaser assuming approximately $7.6 million of the Company's debt, on which the Company remains liable; issuing notes to the Company, secured by a second mortgage on most of the assets purchased, totaling approximately $8.1 million; and paying approximately $4.8 million in cash. The notes are payable over the next 4.5 years and most of the notes bear interest at 7% and 10% per annum. The amount due the Company at April 30, 1995 was $7.4 million. The remaining $1 million of the sale is scheduled to be closed during the remainder of fiscal 1996, for cash. The Company's cost of the assets sold, and to be sold, is approximately $18.9 million. The resulting gross profit is expected to be reported by the Company on the installment method over 5 fiscal years, beginning with fiscal 1994.
        During fiscal 1995, the Company recognized $1.2 million gross profit and deferred $4.2 million of profit.
        The Company's second mortgage is subordinate to a first mortgage, which the Company has guaranteed payment, referred to above. This first mortgage balance at April 30, 1995 is $6.5 million, compared to $7.6 million at closing of the sale on July 20, 1994. The first mortgage provides for semi-annual principal payments of $1 million and quarterly interest payments at the rate of Bank prime rate plus 1%. The Bank's prime rate at April 30, 1995 was 9.0%. The loan is collateralized by virtually all land sold in the sale of Florida assets, including all related land and golf course and related country club. The loan Agreement expires June 30, 1997, when the balance becomes due.

MANAGEMENT ANALYSIS AND SUMMARY OF OPERATIONS


Liquidity and Capital Resources _
        The Company has generated positive cash flow from operations of $6.1 million and $2 million, in fiscal 1995 and 1994, respectively, which was used for debt service and land improvements. The Company expects this trend of positive cash flow from operations to continue.
        On July 19, 1994, the Company modified its loan agreement with a bank, involving its Georgia operations. The modified agreement effectively divided the existing $13.5 million loan into three loans totalling $13.5 million. One of the loans, for $1.5 million, is a revolving loan. The modified credit agreement provides for interest to be paid at the bank's prime rate plus 2%. The loans are collateralized by first mortgages on substantially all of the undeveloped land in the Company's Georgia project, a golf course and country club and certain contracts receivable. Upon the sale of collateralized property, all of the net proceeds are applied against the loan balances owed to the bank. At the present time, 70% of the proceeds is applied to the revolving loan and 30% is applied to the $7 million loan. The amount of such reduction of the revolving loan is then available as a loan to the Company. When secured properties are developed by the Company, the Company can obtain a release of such property by paying a lesser amount. The Company has been able to secure development loans from other lenders in an amount sufficient to pay the release price and all development costs. The $1.5 million revolving credit loan and the $7 million term loan expire on September 10, 1995, when the remaining balance becomes due on demand. The principal of the remaining $5 million loan is payable at the rate of $250,000 per year with a maturity of June 10, 1997. The failure of this lender to extend the Company's loans, or the failure of the Company to obtain replacement financing, could have a material adverse affect on the Company's financial condition. Management knows of no reason the debt will not be extended, as it has been in the past.
        On July 20, 1994, the Company modified its loan agreement with a bank, involving its Florida operations. The balance due the bank at April 30, 1995 was approximately $6.5 million of which approximately $350,000 is due in the fiscal year ending 1996. Thereafter, $2 million per year is due until maturity on June 30, 1997. This loan was assumed by the purchaser of substantially all of the Company's Florida properties in July, 1994, but the Company remains liable for this indebtedness as a guarantor.
        During the next fiscal year, the Company has other debt maturing in the amount of approximately $5.4 million and $310,000 the following fiscal year. The Company normally borrows its development loans for its Georgia properties from a bank. The balance due under development loans from one such bank at April 30, 1995 totalled $4.2 million and is payable from lot releases. The loan agreement terminates during fiscal 1996. The Company anticipates that such debt will be paid through its normal operations, an extension of debt, or new borrowings on the same collateral. During the past fiscal year, the Company reduced its debt by approximately $21.6 million and had new Borrowings totalling approximately $9.2 million. The Company continues to seek lines of credit to satisfy these new borrowings.
        On November 14, 1993, the Company entered into agreements to sell substantially all of its Florida assets for $25.7 million. During fiscal 1994, $4.1 million of the sale closed with the Purchaser assuming debt of the Company of $1.6 million and paying $2.5 million in cash. During fiscal 1995, $20.5 million of the sale closed with the Purchaser assuming $7.6 million of the Company's debt; issuing notes to the Company, totalling $8.1 million and paying $4.8 million is cash. The notes are payable over the next 4 1/2 years. The remaining $1 million of the sale is scheduled to close during fiscal 1996, for cash. The $7.6 million debt assumed on July 20, 1994, is the balance of the debt remaining on the loan referred to above, which had a balance of $6.5 million at April 30, 1995 (See note 14 of the Notes to Consolidated Financial Statements.)
        During fiscal year 1996, the Company anticipates completing improvements of partially developed lots and tracts at a cost estimated to be $285,000 and improving the undeveloped land at a cost of approximately $2 million. The Company anticipates financing these improvements through: (1) funds generated in the normal course of the Company's business; (2) utilization of existing lines of credit; and (3) securing additional lines of credit. The Company continues to have bank relationships that have indicated their willingness to make additional development loans so the Company can complete the development of its properties. The Company anticipates that these sources will be sufficient to meet the needs of the Company during fiscal 1996. At April 30, 1995, the Company had available lines of credit totalling $490,000 with its lenders. Such lines of credit will be drawn as needed for the development of the Company's property and operational expenses.

        Results of Operations - During fiscal 1995, lot sales increased $2.1 million (46.1%) while other land sales increased $2 million (40.0%) over fiscal 1994. The increase in lot sales was primarily the result of the Company's development of new residential units in its Georgia project. The increase in the other land sales was primarily the result of part of the sale to the purchaser of substantially all of the Florida assets.
        Fiscal 1995 sales of residential construction decreased 85.9% over fiscal 1994, as a result of the Company discontinuing its residential construction operations in its Florida project during fiscal 1994.
        Operating revenues from golf and country clubs decreased $1.7 million for fiscal 1995 over fiscal 1994. The decrease in fiscal 1995 was a result of the sale of the operations of the golf course and country club in Florida on December 31, 1993. The operating costs of golf and country clubs (as a percentage of revenues) were 95.7% and 102.2% for fiscal years 1994 and 1995 respectively. The higher percentage of costs are to be expected in the opening years of golf courses and their related facilities. The Company expects the operating costs of its remaining golf course and country club could exceed operating revenues for the next several years. The Company believes that these properties enhance the value of its other properties.
        Cost of lots sold as a percentage of lot sales was 60.6% and 57.6% in fiscal 1995 and 1994 respectively. In prior years such percentage was lower due primarily to the Company's use of third parties utility contracts in its Florida projects to provide utilities for those developments, as opposed to normal utility costs in its Georgia operations. Cost of other land sales as a percentage of other land sales was 71% and 67% in fiscal 1995 and 1994, respectively.
        Commissions and selling expenses (net of commission income) as a percentage of net sales of lots, land and residential construction (excluding improvement revenue) decreased to 7.2% during fiscal 1995 compared to 7.5% in fiscal 1994. This decrease was primarily the result of the bulk sale of the Florida properties, which required a lower than normal commission and selling expense. Depreciation decreased 25.8% in fiscal 1995 over fiscal 1994. This decrease was the result of the sale of the Company's Florida golf and country club during fiscal 1994.
        General and administrative expenses as a percentage of total revenues were 8.0% and 8.4% in fiscal 1995 and 1994, respectively.
        The FASB has issued SFAS No. 114 relating to the accounting for the impairment of loans by creditors. The Company adopted the standard at the beginning of fiscal year 1995. As a result of the relatively low level of delinquencies and foreclosures experienced by the Company, the adoption of SFAS No. 114 by the Company did not have a material effect on its financial statements.

        Inflation - The effect of inflation was negligible in fiscal 1995 and 1994. If inflation and interest costs return to their previously higher levels, it may have a material adverse effect upon the real estate and construction industries and could significantly and adversely affect the Company's ability to sell its real estate.

        Market Prices of Common Stock _ The shares of the Company have been
 traded on the American Stock Exchange since September 17, 1980.    Quarterly
 closing sales prices for the fiscal years ended April 30, 1995 and 1994 were as follows:

 Quarter of                   1995                       1994
 Fiscal Year             High      Low              High     Low

 First                  4  7/8    4  1/4           4         2  7/8
 Second                 6         4  1/2           5  3/8    3  5/8
 Third                  4  7/8    4  1/8           5  1/2    3  5/8
 Fourth                 6  3/8    4  1/8           5         4  1/2

 The Company has never declared nor paid dividends.

CORPORATE DIRECTORY

Board of Directors

J.T. Williams, Jr.       Chairman and President
Nan Boynton              Private Investments
Don Fuqua                Association Executive and Former Member of Congress
Mallory E. Horne         Attorney-At-Law
Melvin L. Pope, Jr.      Insurance Executive
Peter Redmon             Manufacturing Executive
David  K. Williams       Executive Vice President

Officers

J. T. Williams, Jr.   President
David K. Williams     Executive Vice President and Secretary


Transfer Agent
    Mellon Financial Services
    Pittsburgh, PA

General Counsel
    Mallory E. Horne
    Tallahassee, Florida

Independent Certified Public Accountants
    BDO Seidman
    Atlanta, GA

To the Board of Directors and Stockholders
Killearn Properties, Inc.

We have audited the consolidated balance sheet of Killearn Properties, Inc. and subsidiaries as of April 30, 1995, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the years ended April 30, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Killearn Properties, Inc. and subsidiaries at April 30, 1995 and the results of their operations and their cash flows for the years ended April 30, 1995 and 1994, in conformity with generally accepted accounting principles.

 As discussed in notes 1 and 8 to the Consolidated Financial Statements, the Company changed its method of accounting for income taxes in 1994 to adopt the provisions of the Financial Accounting Standards Board's Statment of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

 Atlanta, Georgia                             BDO  Seidman
 June 30, 1995

 A COPY OF THE COMPANY'S 10-KSB REPORT AS FILED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION WILL BE SENT TO SHAREHOLDERS WITHOUT CHARGE UPON WRITTEN REQUEST TO THE COMPANY'S CORPORATE OFFICE:100 EAGLE'S LANDING WAY, STOCKBRIDGE, GEORGIA 30281