Form 10QSB
period 1995-10-31
KILLEARN PROPERTIES INC
filed 1995-12-14
CIK 55742

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  Form 10-QSB

            [X] QUARTERLY REPORT UNDER SECTION 13 or 15[d] OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1995

           [  ] TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE
                                 EXCHANGE ACT

                    For the transition period from      to

                        Commission file number 1-6762

                          KILLEARN PROPERTIES, INC.

        (Exact name of small business issuer as specified in its charter )

                Florida                             59-1095497
   (State or other jurisdiction         (I.R.S. Employer Identification No.)
   incorporation or organization)

                            100 Eagle's Landing Way
                             Stockbridge, GA  30281
                        (Address of principal executive offices)

                             Issuer's telephone number
                                   (770)389-2020

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]..

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 1,438,733.

Transitional Small Business Disclosure Format: No  [X].

KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
INDEX

Part I.

Consolidated Condensed Financial Statements (Unaudited):

    Consolidated Condensed Balance Sheet as of October 31, 1995              3

    Consolidated Condensed Statements of Operations for the                  4
      Three Months and Six Months Ended October 31, 1995 and 1994

    Consolidated Statements of Cash Flows for the Six Months                 5
      Ended October 31, 1995 and 1994

    Notes to Consolidated Condensed Financial Statements                 6 - 7

Management's Discussion and Analysis of Financial Condition              8 - 9
      And Results of Operations

Part II

Other Information                                                           10

Signatures                                                                  10

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
ASSETS                                              10/31/95
                                                   (Unaudited)*

Cash                                            $    106,040
Cash in improvement trust funds                      161,668
Accounts and notes receivable                      8,162,939
Land contracts receivable                            466,538
Less:  Allowance for uncollectibles                 (229,550)
Investments in joint ventures                        291,936
Residential real estate held for sale                158,081
Real estate held for development and sale         34,456,620
Property under contract for sale                     457,932
Other property, plant and equipment               12,938,598
Less:  Allowance for depreciation                 (3,270,316)
Utility deposits                                      22,076
Other assets                                         189,389
                                                  __________

                                                $ 53,911,951
                                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable & other accrued expenses       $  3,481,472
Income taxes payable                               1,224,296
Accrued interest                                     236,692
Customers' deposits                                1,336,414
Debt                                              19,631,684
Deferred improvement revenue                         926,559
Deferred income taxes                              5,612,425
Deferred profit                                    2,533,809
                                                  __________

TOTAL LIABILITIES                               $ 34,983,351

STOCKHOLDERS' EQUITY

Common stock - par value $.10 a share
  authorized 6,000,000 shares; issued
  1,438,733 shares                                   143,873
Additional paid-in capital                         6,846,014
Retained earnings                                 11,938,713
                                                  __________

TOTAL STOCKHOLDERS' EQUITY                        18,928,600
                                                  __________

                                                $ 53,911,951
                                                  ==========
*Subject to year-end audit adjustments
 See notes to Consolidated Condensed Financial Statements

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  Three Months Ended      Six Months Ended
                                Unaudited*  Unaudited*  Unaudited* Unaudited*
                                 10/31/95    10/31/94    10/31/95   10/31/94
Revenues:
 Net sales of land             $ 8,297,860  1,902,913    9,176,300    8,599,462
 Sales of residential
  construction                      45,500          0       45,500            0
 Interest income                   273,310     42,097      450,336      355,129
 Commission income                  74,592    162,011      122,423      276,197
 Revenues from operating golf
  and country club                 769,396    723,392    1,636,286    1,522,157
 Other revenues                    443,654     54,942      528,885       83,754
                                __________  _________   __________   __________
 Total                           9,904,312  2,885,355   11,959,730   10,836,699

Expenses:
 Cost of land sold               6,389,553  1,001,164    6,992,019    5,580,436
 Cost of residential
  construction                      41,713          0       42,063            0
 Commissions and selling
  expenses                         241,517    301,480      465,009      789,220
 Operating costs of golf
  and country clubs                724,884    736,191    1,504,344    1,535,363
 Interest expense                   73,230     73,882      154,749      377,199
 Depreciation                      183,102    169,517      365,593      340,487
 Property taxes                     53,221     78,685      135,131      142,262
 General & Administrative Costs    323,339    382,558      778,661      807,687
                                 _________  _________   __________   __________
Total Expenses                   8,030,559  2,743,477   10,437,569    9,572,654

Net income before income taxes   1,873,753    141,878    1,522,161    1,264,045
Income tax provision               706,380     56,751      572,789      505,618
                                 _________  _________   __________    _________
Net income                      $1,167,373     85,127      949,372      758,427
                                ========== ==========   ==========    =========

Net income per share            $     0.81       0.06         0.66         0.53
                                ========== ==========    =========     ========

Dividends per share                NONE       NONE         NONE            NONE

*Subject to year-end audit adjustments.
 See notes to Consolidated Condensed Financial Statements

KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            Six Months Ended
                                                        Unaudited*    Unaudited*
                                                         10/31/95      10/31/94
                                                        _________      _________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   949,372     $  758,427
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                         365,593        340,488
    Increase in accounts and notes receivable           (127,184)    (7,100,271)
    Decrease in residential construction in process      538,023          5,221
    Increase in real estate held for development
      and sale                                        (2,401,029)    (5,158,460)
    (Increase) decrease in other assets                   60,848       (171,812)
    Increase (decrease) in accounts payable             (222,596)       438,632
    Increase (decrease) in interest payable               15,079       (181,711)
    Increase (decrease) in deferred income            (1,771,018)     5,044,391
    Increase in income taxes payable                     572,789        347,694
    Increase (decrease) in other liabilities             147,432       (102,534)
    Income from joint venture                           (530,370)       (33,956)
    Decrease in residential construction in process
      and real estate held for development and sale
      resulting from the sale of such properties       1,628,911      3,899,818
    Decrease in property under contract for sale         206,165     14,318,938
                                                     ___________     __________

Net cash (used in) provided by operating activities:    (567,985)    12,404,865
                                                     ___________     __________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment - net               (13,553)        50,698
  Provided by (investment in) joint ventures             621,605       (524,197)
                                                     ___________    ___________

    Net cash provided by (used in) investing
      activities                                         608,052       (473,449)
                                                     ___________    ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans                                2,095,528      4,242,187
    Principal payments on debt                        (2,536,832)   (15,962,147)
                                                     ____________   ___________
      Net cash used in financing activities             (441,304)   (11,719,960)
                                                     ___________    ___________
NET INCREASE (DECREASE) IN CASH                         (401,237)       211,406

CASH - Beginning of period                               507,277        527,527
                                                     ___________    ___________

CASH - End of period                                 $   106,040   $    738,933
                                                     ===========    ===========
Supplemental Information
Cash Paid:  Interest paid was $1,039,627 and $1,191,453 for 1995 and 1994, respectively.
            Income taxes paid were $30,000 in 1994.
*Subject to year-end adjustments
See notes to Consolidated Condensed Financial Statements

PART I. FINANCIAL INFORMATION
Notes to Consolidated Condensed Financial Statements
October 31, 1995

NOTE 1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in financial position in conformity with generally accepted accounting principles.

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


NOTE 3. Debt

Interest rates on mortgages and notes payable ranged from 9.00% to 11.5% at 10/31/95. The aggregate maturities of long-term debt are as follows:

     For the Year Ended
         October 31

            1996              $12,691,623
            1997                5,814,899
            1998                  361,987
            1999                   85,190
            2000                   85,703
            Thereafter            592,282
                              ___________

                              $19,631,684
                              ===========

Substantially all of the Company's assets are mortgaged or pledged as collateral for its indebtedness.

Further information with respect to debt follows:

Notes payable secured by contracts receivable and real estate

Credit lines - prime plus 1% to prime plus
       2% payable to financial institutions,
       secured by contracts receivable and
       real estate                                  $18,475,738

9.00% to 11.5% payable to individuals and
     financial institutions, secured by
     contracts receivable and real estate             $ 1,085,051

Other notes payable - 9.57% to 11.5%
     due in various installments
     through 1997                                          70,895
                                                      ___________

                                                      $19,631,684
                                                      ===========

Interest expense for the three and six months ended October 31, 1995 reflects a reduction of $458,935 and $924,418, respectively, for interest capitalized in accordance with FASB 34.

NOTE 4.  Earnings Per Share

Primary and fully diluted earnings per share are calculated based on the following number of weighted average shares of stock outstanding including stock options as common stock equivalent. The number of shares outstanding for all periods presented was 1,438,733.


NOTE 5 - Sale of Florida Assets

On November 14, 1993, the Company entered into two agreements to sell substantially all of its Florida assets to an unrelated purchaser for approximately $25.7 million. As of October 31, 1995, approximately $25.0 million of the sale has closed, with the purchaser assuming debt of the Company of approximately $9.2 million, paying approximately $7.7 million in cash and issuing notes to the Company, secured by second mortgage on most of the assets purchased totalling approximately $8.1 million. The notes are payable over the next 3 years and most of the notes bear interest at 10% per annum. The remaining $700,000 of the sale is scheduled to be closed during the remainder of fiscal 1996, for cash. Of the $9.2 million of debt assumed, at October 31, 1995 there remains approximately $2.6 million due. At October 31, 1995 there remains approximately $2.5 million of gross profit to be recognized over the next 3 years as the cash is collected.

Item 2.
Management's Discussion and Analysis of Financial
Conditions and Results of Operations


Results of Operations

Net sales of land increased approximately $6,400,000 (336%) during the current three month period and $577,000 (6.7%) during the current six month period compared to the same periods a year ago. The primary reason for the in-crease for the three months was a result of the recognition of income related to the sale of substantially all of the Florida assets on November 14, 1993. (See note 5 to The Consolidated Condensed Financial Statements.) In addition, the Company had an increase in other revenues from joint ventures of $530,370 as a result of the sale of a joint venture.

Cost of land sold, as a percentage of net sales of land, increased to 77.0% for the current three month period compared to 52.6% for the same period a year ago. The cost of land sold for the current six month period increased to 76.2% compared to 64.9% for the same period a year ago. The increase in cost of land sold for the current three month period resulted primarily from the discounted sales price for the volume which was sold in connection with the Florida operations. In addition, in both the three months and six months ended October 31, 1995, more lot sales were in Georgia than in Florida. In Georgia, utility costs to the Company are higher than such costs in Florida.

Interest income increased approximately $231,000 during the current three month period compared to the same period a year ago and increased approximately $95,000 for the current six month period compared to the same period a year ago. The increases relate primarily to the interest on notes receivable from the sale of substantially all the Florida assets. The Company is reporting interest on such sale as money is received. The interest from the sale is due every six months and therefore, the interest income from the sale varies on a quarter by quarter basis.

Commission income decreased $87,000 in the current quarter and $154,000 for the current six month period due to a change in marketing the homes in some of the Company's Georgia developments by using independent brokers.

Commissions and sales expenses decreased $60,000 in the current quarter, and $324,000 for the current six month period due partially to the change in marketing and due to the sale of substantially all the Florida assets a year ago. (See Note 5 to the Consolidated Condensed Financial Statements.)

During August 1995, the Company entered into an agreement to sell its Atlanta golf and country club to an independent third party under which the Company would retain ownership of the land and other related assets surrounding the golf course. That contract was terminated in November 1995 when the Company refused to extend the time to close. The Company continues to discuss such sale with that party and certain others. If a sale does close, future revenues and costs of operating the country club will be eliminated, and certain debt encumbering the sold property will be retired with proceeds.

The operating statement for the current three months is not necessarily indicative of the results expected for the year.

Financial Condition and Liquidity

On November 3, 1995 the Company had available lines of credit of $670,000 which may be drawn as needed for the development of the Company's property and other working capital for Corporate needs. The Company continues to look for other sources of lines of credit and financing alternatives.

On November 13, 1995, the Company executed a letter of intent to modify its loan agreements with a bank, involving its Georgia operations. The modified agreement effectively combined a $1.5 million revolving loan with a loan with a balance of $6.4 million. The agreement provides for interest to be paid at the bank's prime rate plus 1 1/2%, and would extend the due date for a period of one year from the date of Closing. The loans are collateralized by first mortgages on substantially all the undeveloped land in the Company's Georgia project, and certain contracts receivable. Upon the sale of collateralized property, approximately 30% of the net proceeds are applied against the loan balances owed to the bank. The Company has been able to secure development loans from other lenders in an amount sufficient to pay the release price and all development costs. The failure of this lender to extend the Company's loans, or the failure of the Company to obtain replacement financing, could have a material adverse affect on the Company's financial condition. Manage-ment knows of no reason the debt will not be extended, as it has been in the past.

On July 20, 1994, the Company modified its loan agreement with a bank, involving its Florida operations. The balance due the bank at October 31, 1995 was approximately $2.6 million which is due on June 30, 1997. The pur-chaser of the Florida assets assumed this loan. (See note 5 to The Consoli-dated Condensed Financial Statements.)

In addition, the Company has other debt maturing in the amount of approxi-mately $1.8 million in fiscal 1996 and $2.9 million the following fiscal year. The Company anticipates that these obligations will be paid with the proceeds of land sales from normal operations, extension of debt or new borrowings.

The Company continues to seek lines of credit to satisfy new borrowings needed by the Company.

There were no other material changes in the Company's financial condition from April 30, 1995 to October 31, 1995.

PART II - OTHER INFORMATION

None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          KILLEARN PROPERTIES, INC.
                                         (Registrant)


Date:_____________________________       _________________________________

                                         J. T. Williams, Jr.
                                         President

Date:_____________________________       ______________________________

                                         David K. Williams
                                         Chief Financial Officer