Form 10QSB
period 1996-01-31
KILLEARN PROPERTIES INC
filed 1996-03-18
CIK 55742

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  Form 10-QSB

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15[d] OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1996

           [  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                 EXCHANGE ACT

                    For the transition period from      to

                        Commission file number 1-6762

                          KILLEARN PROPERTIES, INC.

        (Exact name of small business issuer as specified in its charter )

                Florida                              59-1095497
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

                            100 Eagle's Landing Way
                             Stockbridge, GA  30281
                        (Address of principal executive offices)

                             Issuer's telephone number
                                   (770)389-2020

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 1,438,733.

Transitional Small Business Disclosure Format: No  [X].













Page One of Twelve
Exhibit Index on Page Eleven

KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
INDEX

Part I.  Financial Information

   Item 1.  Consolidated Condensed Financial Statements (Unaudited):

    Consolidated Condensed Balance Sheet as of January 31, 1996              3

    Consolidated Condensed Statements of Operations for the                  4
      Three Months and Nine Months Ended January 31, 1996 and 1995

    Consolidated Statements of Cash Flows for the Nine Months                5
      Ended January 31, 1996 and 1995

    Notes to Consolidated Condensed Financial Statements                 6 - 7

   Item 2.  Management's Discussion and Analysis of Financial Condition  8 - 9
               and Results of Operations

Part II  Other Information

   Item 5.  Other Information                                               10
   Item 6.  Exhibits and Reports on Form 8-K                                10

Signatures                                                                  10
Exhibit Index                                                               11































Page Two of Twelve

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
ASSETS                                               1/31/96
                                                   (Unaudited)*

Cash                                            $     29,013
Cash in improvement trust funds                      162,974
Accounts and notes receivable                      7,723,009
Land contracts receivable                            450,072
Less:  Allowance for uncollectibles                 (231,050)
Investments in joint ventures                        264,220
Residential real estate held for sale                158,306
Real estate held for development and sale         34,581,169
Property under contract for sale                     420,518
Other property, plant and equipment               12,992,468
Less:  Allowance for depreciation                 (3,453,101)
Construction under development                     1,521,825
Utility deposits                                       2,000
Other assets                                         189,179
                                                  __________

TOTAL ASSETS                                    $ 54,810,602
                                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable & other accrued expenses       $  3,495,790
Income taxes payable                               1,486,153
Accrued interest                                     219,004
Customers' deposits                                1,409,894
Debt                                              21,019,767
Deferred improvement revenue                         918,340
Deferred income taxes                              5,363,795
Deferred profit                                    1,930,763
                                                  __________

TOTAL LIABILITIES                               $ 35,843,506

STOCKHOLDERS' EQUITY

Common stock - par value $.10 per share;
  authorized 6,000,000 shares; issued
  1,438,733 shares                                   143,873
Additional paid-in capital                         6,846,014
Retained earnings                                 11,977,209
TOTAL STOCKHOLDERS' EQUITY                        18,967,096
                                                  __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 54,810,602
                                                  ==========
*Subject to year-end audit adjustments
 See Notes to Consolidated Condensed Financial Statements

Page Three of Twelve

KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  Three Months Ended      Nine Months Ended
                                 1/31/96      1/31/95     1/31/96      1/31/95
                              (Unaudited)* (Unaudited)*(Unaudited)* (Unaudited)*
INCOME:
 Net sales of land             $ 3,389,837 $3,652,889  $12,566,137  $12,252,352
 Sales of residential
  construction                           0    189,500       45,500      189,500
 Interest income                    92,448    111,057      542,785      466,186
 Commission income                  93,506     80,649      215,928      356,845
 Revenues from operating golf
  and country club                 692,391    753,911    2,328,677    2,276,068
 Income from joint ventures         10,980     21,037      541,350       54,993
 Other revenues                     85,370     18,679       83,885       68,477
                                __________  _________   __________   __________
 Total                           4,364,532  4,827,722   16,324,262   15,664,421

EXPENSES:
 Cost of land sold               2,477,611  2,452,786    9,469,631    8,033,222
 Cost of residential
  construction                           0    217,558       42,063      217,558
 Commissions and selling
  expenses                         376,727    382,652      841,737    1,171,872
 Operating costs of golf
  and country clubs                708,196    800,617    2,212,540    2,335,980
 Interest expense                   65,253     65,567      220,002      442,766
 Depreciation                      182,785    170,805      548,378      511,292
 Property taxes                     89,560     63,576      224,690      205,838
 General & administrative costs    402,678    289,350    1,181,338    1,097,037
                                 _________  _________   __________   __________
TOTAL EXPENSES                   4,302,810  4,442,911   14,740,379   14,015,565

NET INCOME BEFORE INCOME TAXES      61,722    384,811    1,583,883    1,648,856
Income tax provision                23,226    186,904      596,015      692,521
                                 _________  _________   __________    _________
NET INCOME                     $    38,496 $  197,907 $    987,868  $   956,335
                                ========== ==========   ==========    =========

NET INCOME PER SHARE           $       .03 $     0.14 $       0.69  $      0.66
                                ========== ==========    =========     ========

DIVIDENDS PER SHARE                   NONE       NONE         NONE         NONE

*Subject to year end audit adjustments
 See Notes to Consolidated Condensed Financial Statements






Page Four of Twelve

KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            Nine Months Ended
                                                         1/31/96       1/31/95
                                                      (Unaudited)*   (Unaudited)*
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   987,868     $  956,335
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                         548,378        511,292
    Decrease/(Increase) in accounts and notes receivable 312,745     (6,973,199)
    Decrease in residential construction in process      537,798        192,227
    Increase in real estate held for development
      and sale                                        (5,818,213)    (8,688,118)
    Decrease in other assets                              79,830        109,812
    Decrease in accounts payable                        (208,278)      (209,390)
    Decrease in interest payable                          (2,609)      (186,008)
    Increase (decrease) in deferred income            (2,374,063)     5,031,806
    Increase in income taxes payable                     586,015        534,597
    Increase in other liabilities                        212,693      1,327,910
    Income from joint venture                           (541,350)       (54,993)
    Decrease in residential construction in process
      and real estate held for development and sale
      resulting from the sale of such properties       3,417,687      5,543,636
    Decrease in property under contract for sale         243,578     14,468,227
                                                     ___________     __________

Net cash (used in) provided by operating activities:  (2,017,921)    12,564,134
                                                     ___________     __________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment - net               (67,423)      (120,522)
  Provided by (investment in) joint ventures             660,301       (712,054)
                                                     ___________    ___________

    Net cash provided by (used in) investing
      activities                                         592,878       (832,576)
                                                     ___________    ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans                                5,033,452      6,746,363
    Principal payments on debt                        (4,086,673)   (18,908,227)
                                                     ____________   ___________
      Net cash provided by (used in) financing
        activities                                       946,779    (12,161,864)
                                                     ___________    ___________
NET DECREASE IN CASH                                    (478,264)      (430,306)

CASH - Beginning of period                               507,277        527,527
                                                     ___________    ___________

CASH - End of period                                 $    29,013   $     97,221
                                                     ===========    ===========
Supplemental Information
Cash Paid:  Interest paid was $1,574,914 and $1,736,791 for 1996 and 1995, respectively.
*Subject to year-end adjustments
See Notes to Consolidated Condensed Financial Statements

Page Five of Twelve

PART I. KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 1996

NOTE 1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in financial position in conformity with generally accepted accounting principles.

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

NOTE 3. Debt

Interest rates on mortgages and notes payable ranged from 0.00% to 11.5% at January 31, 1996. The aggregate maturities of long-term debt are as follows:

     For the Year Ended
         January 31

            1997              $12,279,109
            1998                6,728,268
            1999                1,389,011
            2000                  111,992
            2001                  113,840
            Thereafter            397,547
                              ___________
                              $21,019,767
                              ===========

Substantially all of the Company's assets are mortgaged or pledged as collateral for its indebtedness.

Further information with respect to debt follows:

Notes payable secured by contracts receivable and real estate

Credit lines - prime plus 1% to prime plus
       2% payable to financial institutions,
       secured by contracts receivable and
       real estate                                  $19,691,981

Page Six of Twelve

9.00% to 11.5% payable to individuals and
     financial institutions, secured by
     contracts receivable and real estate             $ 1,235,327

Other notes payable - 0% to 11.5%
     due in various installments
     through 1997                                          92,459
                                                      ___________

                                                      $21,019,767
                                                      ===========

Interest expense for the three and nine months ended January 31, 1996 reflects a reduction of $427,715 and $1,357,134, respectively, for interest capitalized in accordance with FASB 34.

NOTE 4.  Earnings Per Share

Primary and fully diluted earnings per share are calculated based on the following number of weighted average shares of stock outstanding including stock options as common stock equivalent. The number of shares outstanding for all periods presented was 1,438,733.


NOTE 5 - Sale of Florida Assets

On November 14, 1993, the Company entered into two agreements to sell substantially all of its Florida assets to an unrelated purchaser for approximately $25.7 million. As of January 31, 1996, approximately $25.0 million of the sale has closed, with the purchaser assuming debt of the Company of approximately $9.2 million, paying approximately $7.7 million in cash and issuing notes to the Company, secured by second mortgages on most of the assets purchased, totalling approximately $8.1 million. The notes are payable over the next 3 years, and most of the notes bear interest at 10% per annum. The remaining $700,000 of the sale is scheduled to be closed during the remainder of fiscal 1996, for cash. Of the $9.2 million of debt assumed, at January 31, 1996 there remains approximately $593,000 due, on which the Company remains secondarily liable. At January 31, 1996 there remains approximately $1.9 million of gross profit to be recognized over the next
3 years as the cash is collected.














Page Seven of Twelve

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net sales of land decreased approximately $263,000 (7.2%) during the current three month period and increased $314,000 (2.6%) during the current nine month period compared to the same periods a year ago. The primary reason for the decrease for the current three months was a result of the recognition during the comparable period a year ago of $250,000 of income related to the sale of substantially all of the Florida assets on November 14, 1993. The sale of substantially all of the Florida assets also resulted in significant decreases in both sales and cost of residential construction during the current three and nine month periods. (See Note 5 to the Consolidated Condensed Financial Statements.) In addition, income from joint ventures decreased approximately $10,000 (47.8%) during the current three month period and increased approximately $486,000 (884%) during the current nine month period. The significant increase in the current nine months was due primarily to the non-recurring sale of a joint venture for $484,000 during the second quarter of fiscal 1996.

Cost of land sold, as a percentage of net sales of land, increased to 73.1% for the current three month period compared to 67.1% for the same period a year ago. Cost of land sold for the current nine month period increased to 75.4% compared to 65.6% for the same period a year ago. The increase in cost of land sold for the current three month period and, to a lesser extent, nine month period resulted primarily from the volume discounted sales price of the land which was sold in the prior year primarily in connection with the Florida operations. In addition, in both the three months and nine months ended January 31, 1996, more lots were sold in Georgia than in Florida. In Georgia, utility costs to the Company are higher than such costs in Florida.

Interest income decreased approximately $19,000 during the current three month period compared to the same period a year ago and increased approximately $77,000 for the current nine month period compared to the same period a year ago. The fluctuations relate primarily to the interest on notes receivable from the sale of substantially all the Florida assets. The Company is reporting interest income on such sale as money is received. The interest from the sale is due every six months and, therefore, the interest income from the sale varies on a quarter by quarter basis.

Commission income increased $13,000 in the current quarter and decreased $141,000 for the current nine month period due to a change in the second quarter of fiscal 1996 in the method of marketing the Company's homes in some of the Company's Georgia developments by using independent brokers rather than Company-employed salespersons.

Commissions and sales expenses decreased $5,900 in the current quarter and $330,000 for the current nine month period due partially to the change in marketing and due to the sale of substantially all the Florida assets a year ago. (See Note 5 to the Consolidated Condensed Financial Statements.)

During August 1995, the Company entered into an agreement to sell its Atlanta golf and country club buildings to an independent third party under which the Company would retain ownership of the land and other

Page Eight of Twelve
related assets surrounding the golf course. That contract was terminated in November 1995 when the Company refused to extend the time to close. The Company continues to discuss such sale with that party and certain others. If a sale does close, future revenues and costs of operating the country club will be significantly reduced, and certain debt encumbering the sold property will be retired with the proceeds.

The operating statements for the current three months and nine months are not necessarily indicative of the results expected for the year.


Liquidity and Capital Resources

The Company finances its operations with cash flow from operations and bank borrowings. On January 31, 1996 the Company had available lines of credit of approximately $187,000 which may be drawn as needed for the development of the Company's property and other working capital needs. The Company continues to look for additional sources of lines of credit and other financing alternatives and believes that such sources are available on acceptable terms should the need for additional financing arise.

On January 11, 1996, the Company modified its loan agreements with a bank involving its Georgia operations. The modified agreement effectively combined a $1.5 million revolving loan with a term loan with a balance of $6.1 million. The outstanding principal amount of the modified loan at January 31, 1996 was $7.6 million. The agreement provides for interest to be paid at the bank's prime rate plus 1 1/2%, and extends the due date to December 10, 1996. The loan is collateralized by first mortgages on substantially all the undeveloped land in the Company's Georgia project and certain contracts receivable. Upon the sale of collateralized property, approximately 30% of the net proceeds are applied against the loan balances owed to the bank. The Company has been able to secure development loans from other lenders in an amount sufficient to pay the release price and all development costs. The failure of the bank to extend the Company's loan, or the failure of the Company to obtain replacement financing, could have a material adverse effect on the Company's financial condition. However, management knows of no reason the loan will not be extended, as it has been in the past, and if for any reason the loan is not extended, the Company believes that replacement financing would be available on acceptable terms.

On July 20, 1994, the Company modified its loan agreement with a bank involving its Florida operations. The balance due the bank at January 31, 1996 was approximately $593,000 which is due on June 30, 1997. The pur-chaser of the Florida assets assumed this loan, and the Company remains only secondarily liable. (See Note 5 to the Consolidated Condensed Financial Statements.)

In addition, the Company has other debt maturing in the amount of approxi-mately $930,000 in fiscal 1996 and $3.6 million in the following fiscal year. The Company anticipates that these obligations will be paid with the proceeds of land sales from normal operations, extension of debt or new borrowings.

During the quarter ended January 31, 1996, the Company expended $850,000 for the construction of a 60 room inn adjoining its country club in Atlanta. The Company expects to spend an additional $4.9 million on

Page Nine of Twelve
such inn, including its furnishings, during the next two quarters. These capital expenditures have been financed with working capital funds. In the future it is expected that these capital expenditures will be fin-anced with working capital funds and a first mortgage loan on the land and improvements.


PART II - OTHER INFORMATION

ITEM 5.
OTHER INFORMATION

On March 15, 1996, the Company engaged Coopers & Lybrand L.L.P. as independent accountants to audit the Company's financial statements for the fiscal year ending April 30, 1996 and elected not to renew the engagement of the Company's previous independent accountants, BDO Seidman. No adverse opinions or disclaimers of opinion were given by BDO Seidman during the fiscal years ended April 30, 1993, 1994, or 1995, nor were any of their opinions qualified as to uncertainty, audit scope, or accounting principle, during the time
BDO Seidman was engaged. There was no disagreement of any nature between the Company and BDO Seidman. This decision was approved by the Company's Audit Committee and Board of Directors.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K
  (a) Exhibits
      The following exhibit is being filed with this report:

      Exhibit No.       Description
      27                Financial Data Schedule

  (b) Reports on Form 8-K

      None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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


Date:_____________________________       _________________________________

                                         J. T. Williams, Jr.
                                         President

Date:_____________________________       ______________________________

                                         David K. Williams
                                         Chief Financial Officer

Page Ten of Twelve

EXHIBIT INDEX

                        Exhibit No.        Description          Page No.

                           27        Financial Data Schedule      12



















































Page Eleven of Twelve