Form 10QSB/A
period 1996-01-31
KILLEARN PROPERTIES INC
filed 1996-03-27
CIK 55742

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  Form 10-QSB/A

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1996

           [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT

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













Page One of Four
Exhibit Index on Page Three

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K
  (a) Exhibits
      The following exhibits are being filed with this report:

      Exhibit No.       Description
      -----------       -----------
      16                Letter on change in certifying accountant
      27                Financial Data Schedule

  (b) Reports on Form 8-K

      None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KILLEARN PROPERTIES, INC.
                                         (Registrant)


Date: March 27, 1996                     ______________________________

                                         J. T. Williams, Jr.
                                         President

Date: March 27, 1996                     ______________________________

                                         David K. Williams
                                         Chief Financial Officer
























Page Two of Four

                                        EXHIBIT INDEX

                        Exhibit No.        Description          Page No.
                        -----------        -----------          --------

                           16        Letter on change in
                                       certifying accountant       4

















































Page Three of Four

                                                   Exhibit 16


                                            March 19, 1996

Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C.  20549

Gentlemen,

        We have been furnished with a copy of Part 2, Item 5 of the 10QSB for the quarter ended January 31, 1996 filed by our former client, Killearn Properties, Inc. We agree with the statements made insofar as they relate to our firm.


                                            Very truly yours,



                                            BDO Seidman, LLP



[Received by the registrant on March 26, 1996]






























Page Four of Four