Form 10KSB
period 1996-04-30
KILLEARN PROPERTIES INC
filed 1996-07-29
CIK 55742

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-KSB

             Annual Report Pursuant to Section 13 or 15 (d) of the
                 Securities Exchange Act of 1934 (FEE REQUIRED)
                    For the fiscal year ended April 30, 1996
                         Commission File Number 1-6762

                          KILLEARN PROPERTIES, INC.
            (Exact name of small business issuer in its charter)

             Florida                          59-1095497
  (State or other jurisdiction     (I.R.S. Employer Identification No.)
 incorporation or organization)

    100 Eagle's Landing Way              Stockbridge, Georgia 30281
                (Address of principal executive offices)

       Issuer's telephone number, including area code: (770) 389-2020

       Securities registered pursuant to Section 12 (b) of the Act:

 Title of Each Class:
          Common Stock        Name of Each Exchange on which Registered:
      ($.10 Par Value)                 American Stock Exchange, Inc.

Securities registered pursuant to Section 12 (g) of the Act:  NONE

     Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   __X__        No  _______     .

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( X )

    Revenues for the fiscal year ended April 30, 1996 were $ 21,027,267.

    As of July 22, 1996, the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $5,427,747. This is based upon a closing market price of $9.75 per share of common stock, as reported on the American Stock Exchange - composite transaction tape.

    The number of shares outstanding of the registrant's common stock as of July 19, 1996 was 1,438,733.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Issuer's Proxy Statement in connection with its 1996 Annual Meeting of Shareholders (Part III)

                         Exhibit Index at Page 10 and 11.




                                     1
PART I

ITEM 1.        BUSINESS

    Killearn Properties, Inc. (the "Company") was organized as a Florida corporation in 1964. The Company is engaged primarily in the development of planned communities (see "ITEM 1. BUSINESS - Land Development," below) in the vicinity of Henry County, Georgia (see "ITEM
2. PROPERTIES," below.) The Company's principal executive offices are located at 100 Eagle's Landing Way, Stockbridge, Georgia 30281, (770) 389-2020.

Recent Developments

    In May 1996, Proactive Technologies, Inc. ("Proactive"), the Company's second largest shareholder, proposed to the Company a transaction pursuant to which the Company would transfer certain of its assets and liabilities to a newly-formed wholly owned subsidiary, and subsequently transfer all of the capital stock of the subsidiary to J.T. Williams, Jr., the Company's Chairman of the Board and Chief Executive Officer, in exchange for 551,321 shares of Common Stock owned by Mr. Williams (approximately 42% of the outstanding Common Stock) and the cancellation of his option to purchase an additional 100,000 shares of Common Stock. The assets proposed to be transferred are comprised principally of the Eagle's Landing Golf Course and Country Club, the Inn at Eagle's Landing, approximately 250 acres of commercial and industrial real estate, land sufficient to construct an additional nine hole golf course, the Company's interest in certain joint ventures and approximately $2 million cash. The assets would be transferred subject to approximately $7 million in liabilities. If consummated, the transaction would be given effect as of May 1, 1996. It is a condition to consummation of the proposed transaction that the holders of a majority of the outstanding Common Stock of the Company, other than shares held by J.T. Williams, Jr., approve the transaction.

    The proposed transaction is being reviewed by the Company's Board of Directors, which has engaged an independent firm to render an opinion as to the fairness of the transaction, from a financial point of view, to the shareholders of the Company other than Mr. Williams. If the Board of Directors approves the proposed transaction, the transaction will be submitted to the shareholders of the Company for approval at the annual meeting of shareholders scheduled to be held in September 1996.

    Proactive also proposed in May 1996 a business combination transaction with the Company pursuant to which the Company's shareholders would receive four shares of Proactive common stock for each share of the Company's Common Stock. This proposal was subsequently withdrawn in June 1996.

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

    Henry County is a part of the metropolitan Atlanta area. Its principal cities are McDonough and Stockbridge. A portion of the property is within the City of Stockbridge. It is estimated that Henry

                                     2
County, at present, has a population of approximately 87,000 persons and is projected to reach a population of approximately 111,200 persons by the year 2000.

    The greatest influence on the economy of Henry County is the service industry, followed by manufacturing, retail and trade administration.

Sale of Tallahassee, Florida Assets

    During fiscal 1994 and the first quarter of fiscal 1995, the Company sold substantially all of its Tallahassee properties to an unrelated third party. See Item 2 "Properties", Item 6 "Management's Discussion and Analysis and Summary of Operations" and Note 12 to Consolidated Financial Statements. Prior to the sale, the Company had developed communities in Tallahassee for thirty years, and had been the largest land developer in Leon County, Florida.

    On April 30, 1996, the Company had approximately 28 fully developed lots remaining to be sold in Tallahassee, Florida. It is anticipated these lots will be sold in fiscal 1997. In addition, the Company and a former stockholder participate in a joint venture for the development and sale of approximately 192 acres of land in one of the Company's former subdivisions.

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

    After securing the necessary zoning and other applicable regulatory approvals from local, state and federal authorities, the Company commences the development of the subdivision by developing one or more units located within each such subdivision.

    In units where lots are sold, the Company generally makes provision for water lines, storm drainage, underground or overhead electrical service, telephone lines and paved streets. (See "Item I. BUSINESS - Liability for Improvements," below.) In all units where lots are sold by the Company, arrangements are made with appropriate governmental agencies and utility companies for police and fire protection and for electricity, telephone and water service.

    The Company believes it is the largest land developer in Henry County, Georgia. At April 30, 1996, the Company had approximately 234 platted lots available for immediate sale and approximately 1,450 acres of undeveloped land available for immediate or future development in Henry County. In addition, the Company has a country club and golf course which were developed in prior years. The property remaining is presently zoned approximately 16% for industrial uses, 48% residential uses and 36% for commercial and other uses. The Company intends to develop and divide its Henry County property into lots and sell certain parcels to other developers, as development continues.

    The management of the Company believes that, if the Company does not acquire any additional real estate and if the Company makes no bulk dispositions of real estate, the Company's present inventory of land is sufficient, at present levels of land sales, for at least seven years of operation.
                                     3

Liability for Improvements

    The Company is obligated to complete the improvements to each partially developed lot sold by it on a specified date no later than one year from the date of sale of each such lot.

    Pursuant to an agreement with the Leon County Commission and the Division of Florida Land Sales, the Company maintains an improvement trust fund as partial assurance to provide funds to complete improvements to its Florida properties. The cash balance of this improvement trust fund at April 30, 1996 was $164,127.

    The total cost to complete the improvements to units from which sales of partially developed lots have been made is estimated to be approximately $460,000 at April 30, 1996, all of which is expected to be made in fiscal 1997.

    The Company is obligated to provide sewer in specified areas of the Florida property which it previously owned and sold to other developers for investment and resale. The estimated cost to the Company is $525,429, all of which is expected to be paid in fiscal 1997 and fiscal 1998.

Residential Construction

    In September 1983, the Company began constructing homes in certain of its subdivisions. During fiscal 1992, the Company discontinued the direct construction of homes in Henry County which it had begun in March 1990. During fiscal 1994 the Company discontinued the construction of
homes in Leon County.   At April 30, 1996, one house built by the
Company remained to be sold.

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

    The Company sells fully developed lots, or lots which will be developed within one year, pursuant to installment sales contracts which generally have provided for a relatively small down payment and monthly installments, including interest at rates ranging from 8% to 11.5% per annum, over periods which range from one to three years.

    Sales of lots to builders and sales of commercial tracts are made by the Company primarily for cash. Sales of constructed homes are made for cash. (See notes 1, 2 and 4 of Notes to Consolidated Financial Statements of the Company.)

Joint Ventures

    The Company is a partner in four separate joint ventures for the development of land and/or the construction of buildings, all of which were at different stages of development at April 30, 1996. For a more complete description of these joint ventures, see Note 3 of Notes to the Consolidated Financial Statements of the Company.




                                     4
Employees

    At April 30, 1996, the Company had approximately 136 employees at its Henry County development, including salespersons. The Company no longer has any employees in Florida. The management of the Company believes that its relationship with its employees is good.

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

Regulations

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

Economic Conditions

    The Company's business, as well as the real estate industry in general, is affected by a number of economic factors, including interest rates and inflation. Interest rates affect both the cost to individuals and builders of purchasing homes and lots from the Company and the carrying costs of undeveloped land. During the past fiscal year, interest rates on residential mortgage loans remained stable. In the past, the Company has increased the price of lots offered for sale to offset increased inflation. Such increases reduce the number of persons who are able to afford the lots and homes offered by the Company. If interest rates and inflation increase substantially, the real estate and construction industries would be adversely affected and the Company's ability to sell its real estate could be significantly adversely affected.

ITEM 2.  PROPERTIES

    The Company's principal subdivisions are as follows:

Eagle's Landing (formerly known as Atlanta Tech Center)

                                      5
    Eagle's Landing comprises approximately 3,000 acres in Henry County, Georgia, and is approximately 23 miles south of downtown Atlanta and 15 miles south of the Atlanta International Airport.

    This "mixed use" development is presently zoned to allow development in the categories of office, industrial, retail, multi-family residential, single-family residential, lodging, schools, municipal services, religious institutions, parks and recreation, golf course, open space and lakes. The community is planned around the Company's Eagle's Landing golf course and country club.

    At April 30, 1996, approximately 721 residential lots and 375 acres of other property had been sold by the Company. Approximately 234 platted residential lots remained to be sold and approximately 1,450 acres of other property remained to be platted and/or sold. In addition, the Company had approximately 229 acres which will be used for road right-of-way, utility asements and green areas. At April 30, 1996, approximately 573 houses had been constructed and 139 houses were under construction by other builders.

Tallahassee Properties

    The Company developed two major subdivisions in northeast Tallahassee, Florida. During fiscal 1994 and the first quarter of fiscal 1995, substantially all of the Company's remaining Tallahassee properties were sold to a party whose parent company subsequenly became a shareholder in the Company, see Item 6 "Management's Discussion and Analysis and Summary of Operations" and Note 12 to Consolidated Financial Statements.

    At April 30, 1996, the Company owned 16 platted lots and 7 acres in Killearn Estates, a mixed use development in northeast Tallahassee. All of the properties are expected to be sold within fiscal 1997.

    The Company also owns, at April 30, 1996, 11 lots in Killearn Lakes Plantation, a mixed use development in northeast Tallahassee. It is anticipated that these properties will be sold in fiscal 1997.

    The Company is also a joint venture partner in the development of approximately 192 acres of land located within the Killearn Estates subdivision. Under the joint agreement, the Company will develop, sell and finance the project and will receive one-half of the profits from the development and sale of the project. (See Note 3 of Notes to Consolidated Financial Statements.)

Encumbrances

    Substantially all of the land owned by the Company in the above described subdivisions serve as collateral for the indebtedness of the Company. (See Notes 6 and 12 of Notes to Consolidated Financial
Statements.)

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a party to certain legal proceedings in the ordinary course of business. In the opinion of the management of, and general counsel to the Company, none of these proceedings, alone or in the aggregate, should have a material adverse effect upon the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted by the Company to a vote of its security holders during the fourth quarter of fiscal 1996.

                                      6
PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock has been traded on the American Stock Exchange since 1980. Quarterly closing sales prices for the fiscal years ended April 30, 1996 and 1995 were as follows:

      Quarter            1996                          1995
      Fiscal Year    High         Low          High             Low
        First        5 1/8       4 11/16       4 7/8            4 1/4
        Second       6 1/2       4 9/16          6              4 1/2
        Third        6 3/8         5           4 7/8            4 1/8
        Fourth       9 3/4       5 3/4         6 3/8            4 1/8

    The Company has never declared nor paid dividends.

    As of July 22, 1996 there were approximately 542 shareholders of record of the Company's Common Stock, excluding security position listings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR SUMMARY OF OPERATION

Liquidity and Capital Resources

    During the two year period ended April 30, 1996, the Company generated strong cash flows due, in part, to the receipt of proceeds from the sale of the Tallahassee properties in fiscal 1994 and fiscal 1995. These positive cash flows assisted in funding the construction of a 60 room Inn located on the Company's Georgia property. Subsequent to year end, the Company closed a loan for $3 million to provide the remaining cash necessary to complete construction and furnishings of the Inn, and for working capital needs. Additionally, a joint venture, in which the Company is a partner, sold the facility the venture built for a profit of approximately $492,000.

    In December 1995, the Company modified its loan agreement with a bank, involving its Georgia operations. The modified agreement effectively changed what was previously three loans totaling $13.5 million into two loans totaling $13.5 million. One of the loans, for $8.5 million, is collateralized by first mortgages on substantially all of the undeveloped land in the Company's Georgia project and certain contracts receivable. Upon the sale of the property serving as collateral, release prices, which vary with the development, are applied against the loan balance owed to the bank. As these properties are developed, the Company has been able to secure development loans from other lenders in an amount sufficient to pay the release price and all development costs. Interest on this loan is payable at the Bank's prime rate plus 1.5%. The other loan, for $5 million, is collateralized by a first mortgage on a golf course and country club. The principal is payable at the rate of $250,000 per year with a maturity of June 10, 1997. Interest on this loan is payable at the Bank's prime rate plus 2%. The failure of this lender to extend the Company's loans, or the failure of the Company to obtain replacement financing, could have a material adverse affect on the Company's financial condition. Based upon the Company's past relationship with its lender, management believes this debt will be extended, as it has been in the past.

    During the next two fiscal years, the Company has other debt maturing in the amounts of approximately $4.0 million and $2.1 million, respectively. The Company normally borrows its development loans for its Georgia properties from banks. The Company anticipates that such debt will be paid through funds generated by its normal operations, an

                                      7
extension of debt, or new borrowings on the same collateral. During the past fiscal year, the Company reduced its debt by approximately $7.1 million and had new borrowings totaling approximately $6.7 million. The Company continues to seek lines of credit to satisfy its capital requirements.

    On November 14, 1993, the Company entered into agreements to sell substantially all of its Florida assets for $25.7 million. As of April 30, 1996, $25.0 million of the sale had closed with the Purchaser assuming $9.2 million of the Company's debt; issuing notes to the Company, totaling $8.1 million and paying $7.7 million in cash. The notes are payable over the next 3 years. The remaining $700,000 of the sale is scheduled to close during fiscal 1997, for cash. Of the amount of debt assumed, the remaining balance at April 30,1996 was $90,374 (See Note 12 of the Notes to Consolidated Financial Statements).

    During fiscal year 1997, the Company anticipates completing improvements of partially developed lots and tracts at a cost estimated to be $460,000 and improving undeveloped land at a cost of approximately $2.1 million. The Company anticipates financing these improvements through: (1) funds generated in the normal course of the Company's business; (2) utilization of existing lines of credit; and (3) securing additional lines of credit. The Company anticipates that funds available from these sources will be sufficient to meet the needs of the Company during fiscal 1997. At April 30, 1996, the Company had available lines of credit totaling $5.6 million with its lenders, including the $3 million loan to complete development of the Inn. The balance of the lines of credit will be drawn as needed for the development of the Company's property and operational expenses.

Results of Operations

   During fiscal 1996, lots sales decreased $1.2 million (17.6%) while other land sales increased $3.7 million (52.6%) over fiscal 1995. The decrease in lot sales was primarily the result of the Company's development of new residential units in its Georgia project in Fiscal 1995. The increase in the other land sales was primarily the result of the recognition of the sale to the purchaser of substantially all of the Florida assets.

    Fiscal 1996 sales of residential construction decreased 76.0% over fiscal 1995. The Company discontinued its residential construction operation in its Florida property during fiscal 1994 and sold all but one of the homes constructed by it during fiscal 1995 and 1996.

    Operating revenues from the golf and country club increased approximately $104,000 for fiscal 1996 over fiscal 1995. The operating costs of golf and the country club (as a percentage of revenues) were 96.7% and 102.2% for fiscal years 1996 and 1995, respectively, reflecting an increase in memberships and utilization of these facilities. Although the operation of the golf and country club is not expected to contribute significantly to the Company's profitability, the Company believes that these properties enhance the value of its other properties.

    Interest income increased approximately $382,000 due to the notes receivable from the purchaser of the Tallahassee properties (see Note 12 to the consolidated financial statements). Additionally, income from joint ventures increased approximately $476,000 due to the sale by one of the joint ventures in which the Company is a partner of an industrial building.

    Cost of lots sold as a percentage of lot sales was 70.5% and 60.6%

                                      8
in fiscal 1996 and 1995, respectively. In prior years such percentage was lower due primarily to the Company's use of third party contracts in its Florida projects to provide utilities for those developments, as opposed to normal utility costs incurred by the Company in its Georgia operations. Cost of other land sales as a percentage of other land sales was 75.4% and 71.4% in fiscal 1996 and 1995, respectively.

    Commissions and selling expenses (net of commission income) as a percentage of net sales of lots, land and residential construction decreased to 4.7% during fiscal 1996 compared to 7.3% in fiscal 1995. This decrease was primarily the result of the bulk sale of the Florida properties, which required a lower than normal commission and selling expense. Depreciation increased 8.0% in fiscal 1996 over fiscal 1995.

    General and administrative expenses as a percentage of total revenues were 7.6% and 8.0% in fiscal 1996 and 1995, respectively.

Inflation

   The effect of inflation was negligible in fiscal 1996 and 1995. If inflation and interest rates return to their previously higher levels, they could have a material adverse effect upon the real estate and construction industries and could significantly and adversely affect the Company's ability to sell its real estate.


ITEM 7. FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
Killearn Properties, Inc.

  We have audited the consolidated balance sheet of Killearn Properties, Inc. and subsidiaries as of April 30, 1996, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Killearn Properties, Inc. and subsidiaries as of April 30, 1996 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Atlanta, Georgia                      Coopers & Lybrand, L.L.P.
July 2, 1996







                                      9
To the Board of Directors and Stockholders
Killearn Properties, Inc.

  We have audited the consolidated balance sheet of Killearn Properties, Inc. and subsidiaries as of April 30, 1995, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the year ended April 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Killearn Properties, Inc. and subsidiaries as of April 30, 1995 and the consolidated results of its operations and its cash flows for the year ended April 30, 1995, in conformity with generally accepted accounting principles.

Atlanta, Georgia                      BDO Seidman, L.L.P.
June 30, 1995

                    KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                                 Year Ended April 30
                                                 --------------------
                                               1996                1995
                                               ----                ----
Revenues
Sales of lots                        $      5,437,540    $    6,600,313
Other land sales                           10,691,633         7,006,448
Less:
Estimated uncollectible sales                 (85,285)         ( 18,390)
                                           ----------        -----------
Net sales of lots and land                 16,043,888        13,588,371

Sales of residential construction              45,500           189,500
Commission income                             321,803           411,878
Revenues from golf and country club         3,122,522         3,018,539
Interest income                               899,115           517,109
Equity in income from joint ventures          563,064            86,732
Other income                                   31,375            83,837
                                           ----------        ----------
Total revenues                             21,027,267        17,895,966
                                           ----------        ----------

Costs and expenses:
Cost of lots sold                           3,833,208         4,002,362
Cost of other land sold                     8,059,027         5,000,543
Cost of residential construction sold          42,063           242,854
Commissions and selling expenses            1,078,646         1,398,405
Operating costs of golf and country club    3,019,724         3,085,860
Interest expense                              451,766           611,149

                                      10
Depreciation                                  735,551           681,194
Property taxes                                282,425           246,695
Litigation settlement and expenses             27,197           192,732
General and administrative expenses         1,589,409         1,432,738
                                           ----------        ----------
Total costs and expenses                   19,119,016        16,894,532
                                           ----------        ----------

Earnings before income taxes                1,908,251         1,001,434

Income taxes                                  664,896           380,504
                                            ---------           -------
Net earnings                         $      1,243,355    $      620,930
                                            =========           =======
Earnings per share                   $            .84    $          .42
                                            =========           =======

Weighted average number of common shares    1,438,733         1,438,733


The accompanying notes are integral part of these consolidated financial statements.

                   KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 April 30, 1996
ASSETS

Cash (including restricted cash of $12,500)          $      160,147
Cash in improvement trust funds                             164,127

Accounts receivable                                         762,389
Notes receivable                                          6,833,066
Land contracts receivable
            Retail                                          445,821
            Other                                           111,018
                                                          ---------
            Total receivables                             8,152,294
Less: Allowance for uncollectibles                         (151,295)
                                                          ----------
Net receivables                                           8,000,999
                                                          ---------

Investment in joint ventures                                 76,105
Residential real estate held for sale                       158,306
Real estate held for development and sale, at cost
             Land developed and under development         30,605,307
             Real estate under contract for sale           2,796,104
                                                          ----------
                                                          33,401,411
                                                          ----------

Property under contract for sale                             383,193
                                                          ----------

Property and equipment, at cost
            Golf course                                    1,660,931
            Buildings                                      8,511,605


                                      11
            Machinery, equipment and vehicles              2,599,651
            Furniture and fixtures                           216,758
                                                           ---------

            Total property and equipment                  12,988,945
            Less: Allowance for depreciation              (3,612,472)
                                                          -----------

            Property and equipment - net                   9,376,473
                                                          ----------

Construction under development                             3,949,947
Other assets                                                 242,990
                                                          ----------

Total assets                                         $    55,913,698
                                                          ==========


The accompanying notes are an integral part of these consolidated financial statements.

               KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                             April 30, 1996

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Accounts payable and other accrued expenses     $    5,318,323
    Income taxes payable                                 1,774,335
    Accrued interest                                       447,964
    Customers' deposits                                  1,518,737
    Debt (including current maturities of $11,540,448)  19,664,813
    Deferred income                                      2,694,745
    Deferred income taxes                                5,272,197
                                                        ----------

Total liabilities                                       36,691,114
                                                        ----------

Stockholders' equity:

    Common stock - $ .10 par value - authorized 6,000,000
     shares, 1,438,733 shares issued and outstanding       143,874
    Additional paid-in capital                           6,846,014
    Retained earnings                                   12,232,696
                                                        ----------

Total stockholders' equity                              19,222,584
                                                        ----------

Total liabilities and stockholders' equity          $   55,913,698
                                                       ===========


The accompanying notes are an integral part of these consolidated financial statements.


                                      12

                  KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 Year Ended April 30
                                                 -------------------
                                                1996           1995
                                                ----           ----
Common Stock:                            $     143,874  $     143,874
                                             ---------      ---------
Additional paid-in capital:                  6,846,014      6,846,014
                                             ---------      ---------
Retained earnings:
            Balance at beginning of year    10,989,341     10,368,411
            Net earnings                     1,243,355        620,930
                                            ----------     ----------
            Balance at end of year          12,232,696     10,989,341
                                            ----------     ----------
            Total stockholders' equity   $  19,222,584  $  17,979,229
                                            ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              Year Ended April 30
                                              -------------------
                                           1996                  1995
                                           ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net earnings                        $   1,243,355      $    620,930
 Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
 Depreciation                              735,551            681,194
 (Gain) Loss on disposition of assets        4,552            (45,715)
 Equity in income from joint ventures     (563,064)           (86,732)
 Changes in operating assets and
   liabilities:
    Accounts receivable                   (263,507)           478,489
    Notes receivable                       703,807         (7,068,130)
    Deferred income                     (2,456,790)         4,924,057
    Residential construction in process    537,798            226,906
    Real estate held for development
     and sale                              395,439          6,024,607
    Utility deposits                        22,000             66,485
    Other assets                            41,043           (101,162)
    Accounts payable                     1,614,255            441,495
    Current and deferred income
      taxes payable                        782,599            307,545
    Customers' deposits                    249,905            (74,716)
      Other liabilities	                   226,351           (279,529)
                                         ---------           ---------
 Net cash provided by operating
    activities                           3,273,294          6,115,724
                                         ---------          ---------
                                      13
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment, net of
    non-cash transactions                 (149,006)          (126,430)
 Investment in joint ventures             (297,616)          (357,084)
 Distributions from joint ventures       1,167,747            266,000
 Proceeds from sale of fixed assets         16,574             59,029
 Construction under development         (3,949,947)                 -
                                        -----------          ---------
Net cash used in investing activities   (3,212,248)          (158,485)
                                        -----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from loans                   6,716,322          9,214,032
   Principal payments on debts          (7,124,498)       (15,191,521)
                                        -----------       ------------
Net cash used in financing activities     (408,176)        (5,977,489)
                                        -----------        -----------
NET DECREASE IN CASH                      (347,130)           (20,250)

Cash - beginning of year                   507,277            527,527
                                         ---------            -------
Cash - end of year                   $     160,147      $     507,277
                                        ==========           =========

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Information

Cash paid:
    Interest, net of amounts capitalized, was $225,415 and $738,183 in 1996 and 1995, respectively.
    Income taxes were $10,000 and $30,000 in 1996 and 1995, respectively.

Supplemental Schedules of Non-Cash Investing and Financing Activities, which are not reflected above:

    During fiscal 1995, $7,592,343 in debt was assumed by the purchaser in a land sale transaction, of which $90,374 was outstanding at April 30, 1996 and $6,450,853 was outstanding at April 30, 1995.


The accompanying notes are an integral part of these consolidated financial statements.

KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Two Year Period Ended April 30, 1996
NOTE 1 - Summary of Significant Accounting Policies

(a)      Principles of Consolidation

          The consolidated financial statements include the accounts of Killearn Properties, Inc. and its wholly-owned subsidiaries (the "Company"). Investments in which the Company owns less than a majority interest, but does not have a unilateral controlling interest, or has shared control, are accounted for under the equity method. Additionally, all significant intercompany accounts and transactions have been eliminated.

                                      14
(b)     Revenue Recognition

          Lot Sales
         The Company sells fully developed and partially developed homesites primarily in Henry County, Georgia to builders and individuals under contracts, which generally provide for small down payments and monthly installments. Profit from lot sales is recorded on the full accrual, percentage of completion, or cost recovery method depending upon the terms of the sale. On sales to builders, a small down payment is made at the time of sale and a total of 20% to 100% is required at the time the builder receives a deed and gives the Company a mortgage securing the balance due. Sales prices are discounted to produce a minimum yield on the contract balance over its life. The amount of revenue recognized at the time a sale is recognized is measured by the relationship of costs already incurred to total estimated costs to be incurred. If certain improvements are incomplete, the portion of revenue related to costs not yet incurred is recognized as the costs are incurred.

         Until the required down payment percentage (generally 10% for individuals and 20% to 100% for builders) and other accounting criteria are met, all collections, including interest, are recorded as deposits, commissions paid to salesmen, if any, are deferred, and the related land cost is segregated in inventory. Once the required down payment has been received, a sale is recognized, previously deferred commissions are charged to expense, the related land costs and any improvements are charged to cost of sales, the interest portion of the deposit is recorded as income and the balance reduces the principal amount due from the purchaser.

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

         Other Land Sales
         Sales of bulk land tracts are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 66. Under the Statement, the buyer's commitment must meet certain minimum requirements as to initial and continuing investment (generally 10% to 25%) before revenue and profit are recognized. As appropriate, some sales are accounted for on the installment basis.

         Golf and Country Club
         The company recognizes revenues from its golf and country club when services are performed. Initiation fees are recorded as revenue to the extent they are non-refundable; otherwise, the refundable portion of the initiation fee is recorded as a liability. Recurring membership dues are recognized during the period earned.

(c)      Cash

          The Company classifies as cash equivalents any investment which can be readily converted to cash and have an original maturity of less than three months. At times, cash balances at a limited number of banks and financial institutions may exceed insurable amounts. The Company believes it mitigates its risks by depositing cash in major financial institutions.
                                      15
(d)      Real Estate Held for Development and Sale

          Real estate held for development and sale is recorded at the lower of cost or estimated net realizable value. Expenditures for land development are capitalized and allocated to development projects by the specific identification method. Costs are allocated to specific lots based on the ratio of the lot sales price to the estimated total project sales price times the total project costs. Interest and property taxes are capitalized while development is in progress. Total interest and property taxes capitalized during 1996 and 1995 were as follows:

                         1996                     1995
                      ---------                ---------
    Interest          1,786,914                1,796,806
    Property Taxes      187,115                  202,517

(e)     Property and Equipment, and related depreciation

         The Company periodically reviews the carrying value of its long-lived assets (primarily property and equipment) to assess the recoverability of these assets; any impairments would be recognized in operating results if a permanent diminution in value were to occur. As part of this assessment, the Company reviews the expected future net operating cash flows from its facilities, as well as the values included in any of its facilities, which have periodically been obtained in connection with various refinancings.

         Provision for depreciation is made primarily on the straight-line method over the estimated useful lives of the related assets, as follows:

                                               Years
                                               -----
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

(f)     Construction under Development

        The Company classifies as construction under development the costs associated with constructing a 60 room Inn located on the Company's Georgia property. The Company anticipates the entire cost of the construction, including furnishings, to be $6.2 million. The remaining costs of $2.3 million will be incurred in fiscal 1997. In anticipation of these costs to be incurred, the Company obtained financing of $3 million subsequent to year end.

(g)     Income Taxes

         The Company utilizes the asset and liability method of accounting for deferred taxes. Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Valuation allowances are established when necessary to reduce a deferred tax asset to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.
                                      16
(h)      Disclosures about Fair Value of Financial Instruments:

         The amounts recorded in the financial statements for the Company's receivables, payables, and investment in unconsolidated joint ventures are carried at amounts that approximate fair value. Long-term debt is carried at amounts which approximate fair value based on current borrowing rates for loans with similar terms.

(i)      Earnings Per Share

         The weighted average number of shares outstanding is adjusted to recognize the dilutive effect, if any, of outstanding stock options in calculating earnings per share.

(j)      New Accounting Pronouncements

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This statement is effective for financial statements for fiscal years beginning after December 15, 1995, but was adopted by the Company during fiscal 1996. The effect of the adoption on the consolidated financial statements was not material.

(k)      Reclassifications

         Certain amounts in the 1995 financial statements and notes to consolidated financial statements have been reclassified to conform with the 1996 presentation.

(l)      Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

NOTE 2 - Land Contracts Receivable

    At April 30, 1996, land contracts receivable, arising from sales of lots to individuals and builders, are generally due over periods which range from one to three years and provide for stated interest ranging from 8% to 11.5% per annum. The weighted average stated interest rate of retail land contracts receivable was 10.26% at April 30, 1996. Scheduled principal collections of retail contracts receivable at April 30, 1996 are as follows:

            1997                  $    392,699
            1998                         8,091
            1999                        45,031
                                   -----------
                                  $    445,821
                                   ===========

NOTE 3 - Investment in Joint Ventures

    Rolland Tract
    In 1980, the Company and a former stockholder entered into a development for approximately 192 acres of land in one of the Company's subdivisions. The land (which was purchased by the former stockholder

                                      17
from the Company in 1980) is being developed, marketed and sold to the public by the Company. A portion of the Company's profit on the sale of the land totaling $55,232 has been deferred and is included in deferred profit in the accompanying financial statements. According to the development agreement, earnings and losses are shared equally by the parties. While the day to day events are managed by the Company, the former stockholder shares control in its ability to approve or deny certain transactions. As a result, the Company accounts for its investment in this venture under the equity method. The Company has recognized income from the joint venture of $136,549 and $86,732 for the fiscal years ended 1996 and 1995, respectively.

  Condensed financial information of the Venture as of April 30, 1996 is as follows:

Assets
- ------
            Cash                                 $       7,674
            Land                                       766,549
            Other assets                                 7,547
                                                  ------------
Total                                            $     781,770
                                                  ============

Liabilities and Partners' Capital
- ---------------------------------
            Accounts payable                     $      42,379
            Other liabilities                           11,375
            Partners' capital                          728,016
                                                  ------------
Total                                            $     781,770
                                                  ============

            Results of Operations for the Year ended April 30
            -------------------------------------------------
                                    1996                1995
                                 ---------           --------
Sales                          $   758,550       $    542,515
Cost of sales                     (393,703)          (328,479)
Other income                         3,195             27,289
Other expenses                     (94,944)           (67,861)
                                 ----------           --------
Net earnings                   $   273,098       $    173,464
                                ==========        ===========

   Dunlop Venture
   During fiscal 1995, the Company entered into a joint venture agreement (the "Dunlop Venture") with an independent third party to construct and lease a 168,000 square foot distribution center. The Company has a 50% interest in the venture. During fiscal 1996, the facility was sold to an independent third party for $4.9 million. Subsequent to the sale, the net gain and remaining net assets of the venture were distributed to the venture partners and the venture was effectively dissolved. The Company recognized approximately $492,000 in income in the accompanying consolidated statement of earnings for fiscal 1996 resulting from the operations of the joint venture and the sale of the facility.

    Publix Venture
    Also during Fiscal 1995 the Company entered into a second joint venture (the "Publix Venture") with the same independent third party, as discussed in the Dunlop Venture above, to construct and lease 67,000 square feet of retail space. The Company has a 50% interest in the

                                      18
venture. The independent third party is the managing partner in the venture and is responsible for the day to day activities. Significant transactions, as defined in the agreement, require the approval of the Company. During fiscal 1996, the venture completed construction and entered into a 20 year lease agreement with a grocery store chain for approximately 48,000 square feet. The Company recognized a loss of $63,949 in the accompanying statement of earnings for fiscal year ended April 30, 1996.

    Condensed financial information of the Joint Venture as of April 30, 1996 is as follows:

Assets
- ------
            Cash                         $           15,761
            Land                                    587,000
            Improvements                          4,136,991
            Other assets                              7,074
                                                 ----------
Total                                    $        4,746,826
                                                 ==========

Liabilities and Partners' Deficit
- ---------------------------------
            Accounts payable             $           62,127
            Loans payable                         4,810,598
            Partners' deficit                      (125,899)
                                                 ----------
Total                                    $        4,746,826
                                                 ==========

Results of Operations for the year ended April 30, 1996
- -------------------------------------------------------
            Lease revenue                $          138,174
            Other revenue                            14,987
            Interest expense                       (158,520)
            Commission expense                     ( 48,918)
            Depreciation                           ( 31,229)
            Other expenses                         ( 42,125)
                                                   ---------
            Net loss                     $         (127,631)
                                                   =========

  The results of operations for the fiscal year ended April 30, 1995 are not presented since they are immaterial. The lender of the Publix loans payable has recourse to the other assets of the venture and of the general partner.

  Champion Venture
  Subsequent to year end, the Company entered into a joint venture agreement to construct an industrial building with an independent third party. In exchange for its 50% interest in the joint venture, the Company contributed property with a net book value of approximately $1.9 million. In addition, the Company is a guarantor on a $10.3 million loan to construct the industrial building.

NOTE 4 - Real Estate Held for Development and Sale

    Information with respect to real estate held for development and sale at April 30, 1996 is as follows:




                                      19
     Land developed and under development:
               Land fully developed           $   5,894,184
               Land under development            24,711,123
                                                -----------
                                              $  30,605,307
                                                ===========

     Real estate under contract for sale:
               Lot sales                     $      211,603
               Other land sales                   2,584,501
                                                -----------
                                             $    2,796,104
                                                ===========

    Included in land under development are portions of the properties undergoing development activity which have not reached the stage at which they can be offered for sale.

NOTE 5 - Customers' Deposits

    At April 30, 1996, customers' deposits includes receipts relating to real estate under contract for sale which have not yet been recorded as sales of approximately $238,500, amounts received for refundable country club initiation fees of $1,243,440 and deposits on contracts being negotiated and other miscellaneous deposits of $36,797.

NOTE 6 - Debt

    At April 30, 1996, the company had various note agreements with financial institutions and individuals. These note agreements are summarized as follows:

                                                          April 30, 1996
                                                              Balance
                                                          --------------
         Term notes payable to Bank (A)                   $ 11,885,143
         Note payable to a Stockholder (B)                     492,181
         Development notes payable to a Bank (C)             3,003,925
         Other notes payable (D)                             4,283,564
                                                            ----------
                                                          $ 19,664,813
                                                            ==========

(A) In December 1995, the Company modified its loan agreement with a Bank, involving its Georgia operations. One loan, for $5,000,000 is collateralized by a first mortgage on the golf course and country club. The terms of the note call for monthly payments totaling $250,000 per year, with the remaining balance due June 10, 1997. The current agreement provides for interest on this loan to be paid at the Bank's prime rate + 2%. The Bank's prime rate at April 30, 1996 was 8.25%.
The other loan for $ 8,500,000, is collateralized by first mortgages on substantially all of the undeveloped land in the Company's Georgia project and certain contracts receivable. Upon the sale of secured property, release prices, which vary with the development, reduce the principal balance on this loan. As secured properties are developed by the Company, the Company has been able to secure development loans from other lenders in an amount sufficient to pay the release price and all development costs. The modified current agreement provides for interest on this loan to be paid at the Bank's prime rate plus 1.5%. The balance on this loan expires on December 10, 1996, when the remaining balance becomes due upon demand. Management of the Company anticipates the terms to be extended on or before December 10, 1996. The failure of this lender to extend the Company's loans, or the failure of the Company to

                                      20
obtain replacement financing, could have a material adverse affect on the Company's financial condition. Based upon the Company's relationship with its lender, management believes this debt will be extended, as it has been in the past.

(B) On April 24, 1986, Killearn Properties, Inc. of Georgia, a wholly-owned subsidiary of the Company, purchased approximately 2,600 acres of real estate in Henry County, Georgia from two individuals. One of the individuals was an unrelated third party. The other individual is the President of the Company. In connection with this purchase, the Company gave a note to the related party in the approximate amount of $1,764,000, bearing annual interest at prime rate plus 1%. The prime rate at April 30, 1996 was 8.25%. The Company made principal payments and incurred interest expense to the related party during each of the two years ended April 30 as follows:

              Year           Principal                Interest
              ----           ---------                --------
              1996           $ 109,758               $  55,018
              1995             187,617                  74,982

(C) The Company normally borrows its development loans for its Georgia properties from a bank. The approximate balance of such loans at April 30, 1995 was $4.2 million and at April 30, 1996 was $3 million. The terms of such loans require interest at the bank's prime rate plus 1.5% or 2%. The bank's prime rate on April 30, 1996 was 8.25%. The principal reduction of these loans is from lot release prices which vary with the development. Normally, the loan is due one year from the date of the loan and is extended for one year, if necessary.

(D) The Company has other notes payable, which are due in various installments through 2001 and bear interest at 7.75% to 12% at April 30, 1996.

Maturities of debt outstanding at April 30, 1996 follow:

            Fiscal Years of Maturity                Amount
            ------------------------                ------
                    1997                      $    11,540,448
                    1998                            6,456,878
                    1999                            1,175,653
                    2000                               93,203
                    2001                               90,673
                 Thereafter                           307,958
                                                -------------
                                              $    19,664,813
                                                =============

    Substantially all of the Company's assets are mortgaged or pledged as collateral for its indebtedness. Most of the agreements with the lenders provide that the Company will not declare or pay dividends to its stockholders.

NOTE 7 - Liability for Improvements

    On partially developed lots, the Company is obligated to complete
the land improvements on various specified dates.   A portion of the
funds received from the sale of partially developed lots was deposited in improvement trust funds and may only be used for completing the improvements on these lots. Under the agreement with the Leon County Commission and the Division of Florida Land Sales, a monthly deposit is required to be made to the fund in the amount of 16% of related principal collections. The cash balance in the fund at April 30, 1996 was $164,127.
                                      21
    The total cost to complete the improvements to tracts from which sales have been made is estimated to be $460,000 at April 30, 1996, which pertains to lots and land previously sold. The Company has deferred recognition of $394,064 of revenue from the sale of lots and land for the uncompleted improvements which are included in the accompanying consolidated balance sheets in deferred income.

     The Company is required to provide improvements in settlement of litigation (see Note 11) regarding future Government permits for assets sold in its Florida sale. The estimated $525,429 cost of these improvements is included in the accompanying balance sheet.

     Anticipated expenditures for land improvements to complete all of the areas from which sales have been made through April 30, 1996 are expected to be incurred in the year ending April 30, 1997. These anticipated expenditures do not include any future expenditures on new communities or areas in existing communities which have not yet been offered for sale.

NOTE 8 - Income Taxes

    The Company had net operating loss carryforwards for state income tax purposes of $7,626,356 and $8,416,792 at April 30, 1996 and April 30, 1995, respectively. The state net operating loss carryforwards expire in years 2002 through 2010. The Company has recorded a deferred tax liability for the expected reversal of the taxable temporary differences. For financial reporting purposes, a valuation allowance has not been recognized to offset the deferred tax asset related to the net operating loss carryforwards.

    The provision for income taxes consists of the following:

Income taxes                       1996               1995

        Current             $    1,289,010     $   440,581
        Deferred                  (624,114)        (60,077)
                                 ----------       ---------
        Total provision     $      664,896     $   380,504
                                 =========         ========
     Significant components of the Company's deferred tax liability as of April 30, 1996 and April 30, 1995 are as follows:

Tax effect of                            1996               1995
    Net Operating Loss
    Carryforwards                  $  (464,715)      $    (505,007)
    Taxable Temporary Differences:
      Differences in the timing
       of Profit Recognition of
       Sale of Real Estate             914,138             239,734
    Differences in Bases of Land     5,111,353           6,424,494
    Depreciation                       461,363             527,886
    Deferred Compensation             (699,445)           (646,245)
    Other                              (50,497)           (144,552)
                                     ---------           ----------
      Net Deferred Tax Liability   $ 5,272,197       $   5,896,310
                                     =========           =========

    Deferred tax expenses results from timing differences in the recognition of certain items for tax and financial reporting purposes.

    The difference between the total income tax expense and the amount computed by applying the U.S. federal statutory tax rate to pre-tax income was not material.

                                      22
NOTE 9 - Employee Benefit Plans

    During Fiscal 1994, the Company adopted a 401(k) Retirement Plan. The plan allows substantially all full time employees to make voluntary contributions from their earnings, and provides for discretionary contributions by the Company. Contributions by the Company for the years ended April 30, 1996 and 1995 were $1,778 and $ 52,873, respectively.

    The Company has a defined contribution employee profit-sharing plan (covering all full-time employees) which provides for discretionary contributions by the Company based on its consolidated net earnings. The Company contributed $53,960 for the year ended April 30, 1996 and $7,043 for the year ended April 30, 1995.

    On June 21, 1982, the Board of Directors entered into a long-term employment agreement (Agreement) with the President of the Company. On April 24, 1992, the Board extended the Agreement for an additional 5 years. The Agreement calls for salary payments initially totaling approximately $120,000 per year plus bonuses not to exceed $80,000 per year, adjusted annually for increases or decreases in the Consumer Price Index. Subsequent to retirement, the President is to receive retirement income (as defined), adjusted annually for cost of living changes, for the remainder of his life with a guarantee of ten years of such retirement income. The unfunded accumulated retirement obligation was $1,831,002 and $1,605,226 at April 30, 1996 and 1995, respectively, and is included in accounts payable and other accrued expenses on the accompanying consolidated balance sheet. The net pension cost recognized during fiscal years ended April 30, 1996 and 1995 was $140,000 and $35,000, respectively. The weighted average assumed discount rate used to measure the accumulated post retirement obligation was 8.12% for the years ended April 30, 1996 and 1995.

    The Board also agreed to a retirement plan for two key employees of the Company. The required payments to the employees are being funded by the purchase of insurance.

NOTE 10 - Stock Options

    The Company has a Stock Option Plan which provided for issuance of shares to employees at prices not less than the fair market value on dates of grant (not less than 110% of fair market value for options granted to persons owning 10% or more of the Company's common stock.)

    The Company granted 25,000 stock options to certain employees at an exercise price of $5.125 per share, all of which expired during the current fiscal year. There were no stock options exercised or granted under the plan for years ended April 30, 1996 and 1995.

    On April 24, 1992, the Board of Directors issued a five year non-ualified option to the President of the Company to purchase 100,000 shares of the Company's stock for $3.60, which was 10% above the market value on such date. These options were the only remaining options outstanding at April 30, 1996.

NOTE 11 - Commitments and Contingencies

    In fiscal 1994 the First District Court of Appeals, in Florida, issued a Final Order in the Company's lawsuit with the Department of Community Affairs, State of Florida, regarding most of the Company's undeveloped property in Florida. Among other things, the court ruled that sanitary sewer had to be extended to some properties that had been sold and developed by other developers. As of April 30, 1996 the

                                      23
estimated cost is $525,429, which is included in the accompanying balance sheet, and is expected to be incurred over the next two fiscal years.

    The Company is a party to certain other legal proceedings, in the ordinary course of business. In the opinion of management, none of these proceedings should have a material adverse effect upon the Company.

    The Company is the general partner in various joint ventures (see
Note 3). As the general partner, the Company may be liable for certain deficiencies which arise in meeting the terms of loan obligations incurred by the these partnerships and for operating expenses and other liabilites incurred by these partnerships in the ordinary course of business. It is the opinion of management that the Company does not have any exposure related to these partnerships which should be reflected in the accompanying financial statements.

    The Company remains obligated on two notes that were assumed by the purchaser referred to in Note 12 below. The balance of such debt at April 30, 1996 was $90,374.

NOTE 12 - Sale of Florida Properties

    On November 14, 1993, the Company entered into two agreements to sell substantially all of its Florida assets to Capital First, Inc., whose parent company subsequently became a shareholder of the Company, for approximately $25.7 million. As of April 30, 1996, approximately $25.0 million of the sale closed, with the purchaser assuming approximately $9.2 million of the Company's debt, on which the Company remains liable; issuing notes to the Company, secured by a second mortgage on most of the assets purchased, totaling approximately $8.1 million; and paying approximately $7.7 million in cash. The notes are payable to the Company over the next 3 years and bear interest at 7% and 10% per annum. The amount of the notes due the Company at April 30, 1996 was $6.6 million, which is included in notes receivable in the accompanying consolidated balance sheet. The remaining $700,000 of the sale is scheduled to be closed during fiscal 1997, for cash. The Company's cost of the assets sold, and to be sold, is approximately $18.9 million. The resulting gross profit is being reported by the Company on the installment method over 5 fiscal years, beginning with fiscal 1994. At April 30, 1996, there remains approximately $1.7 million of gross profit to be recognized over the next 3 years as cash is collected.

     The Company's second mortgage is subordinate to a first mortgage, which the Company has guaranteed payment, referred to above. The loan is collateralized by land sold in the sale of Florida assets, and the loan agreement expires June 30, 1997, when the balance becomes due. The balance of the first mortgage at April 30, 1996 was $90,374.

NOTE 13 - Subsequent Event - Offer for Treasury Stock Purchase

    Subsequent to fiscal year end, the Company's second largest shareholder proposed to the Company a transaction pursuant to which the Company would transfer certain of its assets and liabilities to a newly-formed wholly owned subsidiary, and subsequently transfer all of the capital stock of the subsidiary to J.T. Williams, Jr., the Company's Chairman of the Board and Chief Executive Officer, in exchange for 551,321 shares of Common Stock owned by Mr. Williams and the cancellation of his option to purchase an additional 100,000 shares of Common Stock (see Note 10). The assets proposed to be transferred are comprised principally of the Eagle's Landing Golf Course and Country

                                  24
Club, the Inn at Eagle's Landing, approximately 250 acres of commercial and industrial real estate, land sufficient to construct an additional nine hole golf course, the Company's interest in certain joint ventures (see Note 3) and approximately $2 million cash. The assets would be transferred subject to approximately $7 million in liabilities. If consummated, the transaction would be given effect as of May 1, 1996. It is a condition to consummation of the proposed transaction that the holders of a majority of the outstanding Common Stock of the Company, other than shares held by J.T. Williams, Jr., approve the transaction.

    The proposed transaction is being reviewed by the Company's Board of Directors, which has engaged an independent firm to render an opinion as to the fairness of the transaction, from a financial point of view, to the shareholders of the Company other than Mr. Williams. If the Board of Directors approves the proposed transaction, the transaction will be submitted to the shareholders of the Company for approval at the annual meeting of shareholders scheduled to be held in September 1996.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE.

    During the current fiscal year the Company engaged Coopers & Lybrand, L.L.P. as independent accountants to audit the Company's financial statements for the fiscal year ending April 30, 1996 and elected not to renew the engagement of the Company's previous independent accountants, BDO Seidman, L.L.P. No adverse opinions or disclaimers of opinion were given by BDO Seidman, L.L.P. during the fiscal years ended April 30, 1993, 1994, or 1995, nor were there any of their opinions qualified as to uncertainty, audit scope, or accounting principle, during the time BDO Seidman, L.L.P. was engaged. There was no disagreement of any nature between the Company and BDO Seidman, L.L.P. This decision was approved by the Company's Audit Committee and Board of Directors.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER

Executive Officers of the Company

    Information with respect to the Company's executive officers as of April 30, 1996 is as follows:

Name                Age       Position                   Held Since
- ----               -----      --------                   ----------
J.T. Williams, Jr.  63     Pres. & Chmn. of the Bd.         1970
David K. Williams   36     Executive Vice Pres. and Scty.   1994

    All executive officers of the Company serve at the pleasure of the Company's Board of Directors, with the exception of J.T. Williams, Jr., who is employed by the Company pursuant to an employment agreement.

    J.T. Williams, Jr. has been employed by the Company in various executive capacities since 1964 and has been President of the Company since September 1970. Mr. Williams is a certified public accountant.

    David K. Williams has been Executive Vice President of the Company since May 1994. Mr. Williams has been employed by the Company since June 1983. He served as Vice President of Construction and Development from January 1987 until June 1989 and as President of Florida Operations from June 1989 until 1994. Mr. Williams is the son of J.T. Williams, Jr.


                                      25
    The information required by this Item 9 concerning the Directors of the Company will be contained in the Company's 1996 definitive proxy material to be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

ITEM 10.   EXECUTIVE COMPENSATION

    The information required by this Item 10 will be contained in the Company's 1996 definitive proxy material to be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 11 will be contained in the Company's 1996 definitive proxy material to be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 12 will be contained in the Company's 1996 definitive proxy material to be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

1. Financial Statements. The following financial statements are included in Item 7 hereof:

    1.  Reports of Independent Certified Public Accountants

    2.  Consolidated Balance Sheet of the Company as of April 30, 1996

    3. Consolidated Statements of Earnings for the fiscal years ended April 30, 1996 and 1995

    4. Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended April 30, 1996 and 1995

    5. Consolidated Statements of Cash Flows for the fiscal years ended April 30, 1996 and 1995

    6.  Notes to Consolidated Financial Statements

2.  Exhibits.

    See Exhibit Index, below.
            (b)  Reports on form 8 - K
            No reports on Form 8-K were filed during the fourth quarter of fiscal 1996.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                      26
                                     KILLLEARN PROPERTIES, INC.

Date:    July 26, 1996               By:_/s/ J.T. Williams, Jr._____
                                     J.T. Williams, Jr.,
                                     Chairman of the Board and President

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the date indicated.

DATE:    July 26, 1996               _/s/ J. T. Williams, Jr._______
                                     J.T. WILLIAMS, JR.,
                                     Chairman of the Board and President

DATE:    July 26, 1996               _/s/ Don Fuqua_________________
                                     DON FUQUA, Director

DATE:    July 26, 1996               _/s/ Mallory E. Horne__________
                                     MALLORY E. HORNE, Director

DATE:    July 26, 1996               _/s/ Melvin L. Pope, Jr._______
                                     MELVIN L. POPE, JR., Director

DATE:    July 26, 1996               _/s/ Peter Redmon______________
                                     PETER REDMON, Director

DATE:    July 26, 1996               _/s/ David K. Williams_________
                                     DAVID K. WILLIAMS, Director and
                                     Executive Vice President (Principal
                                     Financial Accounting Officer)


                             EXHIBIT INDEX

                                   Page No. or Incorporated by Reference
Exhibit No.    Description               to the Document Listed Below

   (3)         Articles of Incorporation as           1981 Form 10-K
               amended and Bylaws of the
               Company

   (10.1)      Executive Compensation Plan and Arrangements

   (10.1)  (a) Employee Profit Sharing Plan           1974 Form 10-K

   (10.1)  (b) Employment Agreement dated as of       1982 Form 10-K
               July 7, 1982 by and between the
               Company and J.T. Williams, Jr.

   (10.1)  (c) Modification of Employment             1992 Form 10-K
               Agreement by and between the
               Company and J.T. Williams,Jr.,
               dated April 24, 1992

   (10.1)  (d) 1992 Incentive Stock Option Plan for   1994 Form 10-K
               Employees

   (10.2)      Promissory notes dated May 1, 1991     1992 Form 10-K
               from the Company to J.T. Williams, Jr.

   (10.3)      Agreement to Purchase and Sell         Report on Form 8-K
               between the Company and Capital        dated November 22,
               First Inc.                             1993

                                      27
   (10.4)      Loan Modification dated July 19,       1994 Form 10-K
               1994 between First Union Bank of
               Georgia and Killearn Properties, Inc.

   (10.5)      Loan Agreement dated July 19, 1994     1994 Form 10-K
               between First Union Bank of Georgia
               and Killearn Properties, Inc. for
               $5,000,000

   (13)        Annual Report to Shareholders for      1996 Form 10-K
               the fiscal year ended April 30, 1996

   (22)        Subsidiaries of the Company            1994 Form 10-K






                                      28