Form 10QSB
period 1996-07-31
KILLEARN PROPERTIES INC
filed 1996-09-16
CIK 55742

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  Form 10-QSB

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15[d] OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 1996

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
INDEX

Part I.  Financial Information

   Item 1.  Consolidated Condensed Financial Statements (Unaudited):

    Consolidated Condensed Balance Sheet as of July 31, 1996                 3

    Consolidated Condensed Statements of Operations for the                  4
      Three Months Ended July 31, 1996 and 1995

    Consolidated Statements of Cash Flows for the Three Months               5
      Ended July 31, 1996 and 1995

    Notes to Consolidated Condensed Financial Statements                 6 - 7

   Item 2.  Management's Discussion and Analysis of Financial Condition  8 - 9
               and Results of Operations

Part II  Other Information

   Item 5.  Other Information                                               10
   Item 6.  Exhibits and Reports on Form 8-K                                10

Signatures                                                                  10
Exhibit Index                                                               11


























                                  Page Two of Twelve

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

ASSETS                                               7/31/96
                                                   (Unaudited)
Cash                                            $    462,956
Cash in improvement trust funds                      165,234
Accounts and notes receivable                      7,462,848
Land contracts receivable                            668,107
Less:  Allowance for uncollectibles                 (152,795)
Investments in joint ventures                        609,081
Real estate held for development and sale         31,123,674
Property under contract for sale                     353,258
Other property, plant and equipment               19,565,426
Less:  Allowance for depreciation                 (3,703,329)
Other assets                                         241,380
                                                  __________
TOTAL ASSETS                                    $ 56,795,840
                                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable & other accrued expenses       $  3,747,305
Income taxes payable                               1,554,689
Accrued interest                                     481,810
Customers' deposits                                1,509,312
Debt                                              22,398,096
Deferred improvement revenue                         815,329
Deferred income taxes                              5,240,003
Deferred profit                                    1,697,167
                                                  __________
TOTAL LIABILITIES                               $ 16,938,299

STOCKHOLDERS' EQUITY

Common stock - par value $.10 per share;
  authorized 6,000,000 shares; issued
  1,438,733 shares                                   143,873
Additional paid-in capital                         6,846,014
Retained earnings                                 12,362,242
                                                  __________
TOTAL STOCKHOLDERS' EQUITY                        19,352,129
                                                  __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 56,795,840
                                                  ==========
See Notes to Consolidated Condensed Financial Statements

                             Page Three of Twelve

KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                         Three Months Ended
                                        7/31/96          7/31/95
                                     (Unaudited)      (Unaudited)
INCOME:
 Net sales of land                    $ 2,793,984    $  878,440
 Sales of residential
  construction                            155,000             -
 Interest income                          146,381       177,026
 Commission income                         54,171        47,830
 Revenues from operating golf
  and country club and inn                970,041       866,890
 Income from joint ventures                76,862         1,729
 Other revenues                            21,016        83,503
                                       __________     _________
 Total                                  4,217,455     2,055,418

EXPENSES:
 Cost of land sold                      1,873,560       602,466
 Cost of residential
  construction                            178,954             -
 Commissions and selling
  expenses                                274,457       223,493
 Operating costs of golf
  and country club and inn                988,992       779,460
 Interest expense                         125,534        81,519
 Depreciation                             210,974       182,491
 Property taxes                            56,823        81,910
 General & administrative costs           300,456       433,925
 Other Cost & Expenses                          -        21,746
                                        _________     _________
TOTAL EXPENSES                          4,009,750     2,407,010

NET INCOME (LOSS) BEFORE INCOME TAXES     207,705      (351,592)
Income tax provision (benefit)             78,160      (133,590)
                                        _________     _________
NET INCOME (LOSS)                     $   129,546 $    (218,002)
                                       ==========    ==========

NET INCOME (LOSS) PER SHARE           $       .09 $       (0.15)
                                       ==========    ==========

DIVIDENDS PER SHARE                          NONE          NONE

See Notes to Consolidated Condensed Financial Statements


                                  Page Four of Twelve

KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           Three Months Ended
                                                         7/31/96       7/31/95
                                                    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $   129,546       (218,002)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                        210,974        182,491
  Changes in operating assets in liabilities:
    Accounts and notes receivable                       132,607        117,329
    Residential construction in process                 158,305          1,500
    Real estate held for development
      and sale                                        2,197,903       (384,756)
    Other assets                                            504         49,692
    Accounts payable                                 (1,571,018)        20,657
    Interest payable                                     33,846        172,933
    Deferred income                                    (182,250)      (190,985)
    Income taxes payable                               (251,840)      (133,590)
    Other liabilities                                    (9,425)        38,431
    Income from joint venture                           (76,862)        (1,729)
                                                     __________     __________
Net cash from operating activities:                     772,290       (346,029)
                                                    ___________     __________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                 (2,746,652)        (4,873)
  Distributions from (investment in) joint ventures    (456,114)        18,407
                                                    ___________    ___________
    Net cash from investing activities               (3,202,765)        13,534
                                                    ___________    ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans                               5,657,730        526,746
    Principal payments on debt                       (2,924,446)      (612,871)
                                                    ____________   ___________
      Net cash from financing activities              2,733,284        (86,125)
                                                    ___________    ___________
NET DECREASE IN CASH                                    302,809       (418,620)

CASH - Beginning of period                              160,147        507,277
                                                    ___________    ___________

CASH - End of period                                $   462,956   $     88,657
                                                    ===========    ===========

Supplemental Information
Cash Paid:  Interest paid was $91,687 and $349,669 for fiscal 1997 and 1996, respectively.
            Income tax was $330,000 in 1996.
See Notes to Consolidated Condensed Financial Statements

                                 Page Five of Twelve

PART I. KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JULY 31, 1996

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

The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period covered. For further information, refer to the complete consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10KSB for the year ended April 30, 1996.


NOTE 2.  Debt

On June 18, 1996 the Company borrowed $3 million from a bank to finance the completion of construction and furnishing of a 60 room Inn located on the Company's Georgia property.


NOTE 3.  Earnings Per Share

Primary and fully diluted earnings per share are calculated based on the following number of weighted average shares of stock outstanding including stock options as common stock equivalent. The number of shares outstanding for all periods presented was 1,438,733.


NOTE 4.  Sale of Florida Assets

On November 14, 1993, the Company entered into two agreements to sell substantially all of its Florida assets to an unrelated purchaser for approximately $25.7 million. As of July 31, 1996, approximately $25.0 million of the sale has closed, with the purchaser assuming debt of the Company of approximately $9.2 million, paying approximately $7.7 million in cash and issuing notes to the Company, secured by second mortgages on most of the assets purchased, totalling approximately $8.1 million. The notes are payable over the next 3 years, and bear interest at 7% and 10% per annum.
The remaining $700,000 of the sale is scheduled to be closed during the remainder of fiscal 1997, for cash. The $9.2 million of debt assumed was paid in full by July 31, 1996. At July 31, 1996 there remains approximately $1.6 million of gross profit to be recognized over the next 3 years as the cash is collected.



                                  Page Six of Twelve
NOTE 5.  Subsequent Event

On August 1, 1996, the Company entered into an agreement pursuant to which it will transfer certain of its assets, comprised principally of the Eagle's Landing Golf Course and Country Club, the Inn at Eagle's Landing, approximately $2 million cash and approximately 250 acres of commercial and industrial real estate, subject to certain liabilities, to a newly-formed wholly owned subsidiary of the Company ("NewSub"), and the subsequent transfer of all of the outstanding capital stock of NewSub to J.T. Williams, Jr., the Company's Chairman of the Board and Chief Executive Officer, in exchange for 551,321 shares of Common Stock owned by Mr. Williams and the cancellation of his option to purchase an additional 100,000 shares of Common Stock. The
Company's obligations under the agreement are subject to the approval of the transaction by the holders of a majority of the outstanding common stock, other than shares held by J. T. Williams, Jr.. The agreemeent is being submitted to the shareholders of the Company for approval at the Company's annual meeting, which is schedueled to be held on September 30, 1996.


ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales of land increased approximately $1.9 million (318%) during the current three month period compared to the same period a year ago. The primary reason for the increase for the current three months was a result of increased bulk land sales in the Company's Georgia operations to various unrelated purchasers.

Cost of land sold, as a percentage of net sales of land, remained relatively consistent with 67.1% for the current three month period compared to 68.6% for the same period a year ago.

Interest income decreased approximately $31,000 during the current three month period compared to the same period a year ago, primarily due to a decrease in the interest on notes receivable from the sale of substantially all the Florida assets. As the principal is repaid, the related interest income is reduced.

Sale of residential construction and cost of residential construction were $155,000 and $178,954 respectively for the current quarter compared to no activity the same quarter a year ago. During the current quarter, the Company sold the last home constructed by the Company. The Company currently has no intention of engaging in residential construction in its Georgia operations.

Commission income increased $6,340 in the current quarter due to a change in the second quarter of fiscal 1996 in the method of marketing the Company's homes in some of the Company's Georgia developments by using independent brokers rather than Company-employed salespersons. Correspondingly, the commissions and sales expenses increased $50,964 in the current quarter for the same reason.

                                 Page Seven of Twelve
Income from joint venture increased approximately $75,000 in the current quarter due to increase in residential lot sales in the Florida joint venture.

General and administrative expenses decreased $133,120 in the current quarter due primarily to a prior year contribution to the Company's profit sharing plan with no corresponding contribution this year, and a reduction in salary and employee benefits in the current year.

The operating statements for the current three months are not necessarily indicative of the results expected for the year.

Liquidity and Capital Resources

The Company finances its operations with operating cash flow and bank borrowings. On July 31, 1996 the Company had available lines of credit of approximately $95,000 which may be drawn as needed for the development of the Company's property and other working capital needs. The Company continues to look for additional sources of lines of credit and other financing alternatives and believes that such sources are available on acceptable terms should the need for additional financing arise.

On June 18, 1996 the Company borrowed $3 million from a bank to finance the completion of construction and furnishing of a 60 room Inn located on the Company's Georgia property.

On January 11, 1996, the Company modified its loan agreements with a bank involving its Georgia operations. The modified agreement effectively combined a $1.5 million revolving loan with a term loan with a balance of $6.1 million. The outstanding principal amount of the modified loan at July 31, 1996 was $6.2 million. The agreement provides for interest to be paid at the bank's prime rate plus 1 1/2%, and extends the due date to December 10, 1996. The loan is collateralized by first mortgages on substantially all the undeveloped land in the Company's Georgia property and certain contracts receivable. Upon the sale of collateralized property, release prices, which vary with the development, are applied against the loan balance owed to the bank. The Company historically secures development loans from other lenders in an amount sufficient to pay the release price and all development costs, which are ultimately satisfied with proceeds from the sale of the properties. The failure of the bank to extend the Company's loan, or the failure of the Company to obtain replacement financing, could have a material adverse effect on the Company's financial condition. Based upon the Company's relationship with its lender, management believes this debt will be extended, as it has been in the past.

In addition, the Company has other debt maturing in the amount of approxi-mately $3.2 million in fiscal 1997 and $3.6 million in the following fiscal year. The Company anticipates that these obligations will be paid with the proceeds of land sales from normal operations, extension of debt or new borrowings.





                                Page Eight of Twelve
PART II - OTHER INFORMATION

ITEM 5.
OTHER INFORMATION

On August 1, 1996, the Company entered into an agreement pursuant to which it will transfer certain of its assets, comprised principally of the Eagle's Landing Golf Course and Country Club, the Inn at Eagle's Landing, approximately $2 million cash and approximately 250 acres of commercial and industrial real estate, subject to certain liabilities, to a newly-formed wholly owned subsidiary of the Company ("NewSub"), and the subsequent transfer of all of the outstanding capital stock of NewSub to J.T. Williams, Jr., the Company's Chairman of the Board and Chief Executive Officer, in exchange for 551,321 shares of Common Stock owned by Mr. Williams and the cancellation of his option to purchase an additional 100,000 shares of Common Stock. The
Company's obligations under the agreement are subject to the approval of the transaction by the holders of a majority of the outstanding common stock, other than shares held by J. T. Williams, Jr.. The agreemeent is being submitted to the shareholders of the Company for approval at the Company's annual meeting, which is scheduled to be held on September 30, 1996.


ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K
  (a) Exhibits
      The following exhibit is being filed with this report:

      Exhibit No.       Description
      27                Financial Data Schedule

  (b) Reports on Form 8-K

      None





















                             Page Nine of Twelve
SIGNATURES

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

Date:_____________________________       _________________________________

                                         J. T. Williams, Jr.
                                         President

Date:_____________________________       ______________________________

                                         David K. Williams
                                         Chief Financial Officer



































                                  Page Ten of Twelve
                                    EXHIBIT INDEX

                        Exhibit No.        Description          Page No.

                           27        Financial Data Schedule      11

















































                                  Page Eleven of Twelve