Form 10QSB
period 1996-10-31
KILLEARN PROPERTIES INC
filed 1996-12-16
CIK 55742

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  Form 10-QSB

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15[d] OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1996

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

                             Issuer's telephone number
                                   (770)389-2020

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 887,412.

Transitional Small Business Disclosure Format: No  [X].








                                 Page One of Twelve
                            Exhibit Index on Page Eleven


KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
INDEX

Part I.  Financial Information

   Item 1.  Consolidated Condensed Financial Statements (Unaudited):

    Consolidated Condensed Balance Sheet as of October 31, 1996              3

    Consolidated Condensed Statements of Operations for the Three            4
      Months Ended and Six Months Ended October 31, 1996 and 1995

    Consolidated Statements of Cash Flows for the Six Months                 5
      Ended October 31, 1996 and 1995

    Notes to Consolidated Condensed Financial Statements                 6 - 7

   Item 2.  Management's Discussion and Analysis of Financial Condition  7 - 9
               and Results of Operations

Part II  Other Information

   Item 1.  Legal Proceedings                                                9
   Item 4.  Submission of Matters to a Vote of Security Holders              9
   Item 5.  Other Information                                                9
   Item 6.  Exhibits and Reports on Form 8-K                                10

Signatures                                                                  10
Exhibit Index                                                               11























                                  Page Two of Twelve

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

ASSETS                                               10/31/96
                                                   (Unaudited)
Cash                                            $    321,065
Cash in improvement trust funds                      166,417
Accounts and notes receivable                      6,898,541
Land contracts receivable, net                       749,542
Real estate held for development and sale         26,337,940
Property under contract for sale                     291,538
Other property, plant and equipment, net           1,033,056
Other assets                                          39,338
                                                  __________
TOTAL ASSETS                                    $ 35,837,437
                                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable & other liabilities            $  1,701,899
Income taxes payable                               1,327,264
Mortgages & notes payable                         23,585,386
Deferred improvement revenue                         726,073
Deferred income taxes                              5,228,365
Deferred profit                                    1,613,707
                                                  __________
TOTAL LIABILITIES                               $ 34,182,694

STOCKHOLDERS' EQUITY

Common stock - par value $.10 per share;
  authorized 6,000,000 shares; issued
  887,412 shares                                $     88,741
Additional paid-in capital                         6,846,014
Retained earnings                                 12,624,211
Net assets to be transferred for stock           (17,904,223)
                                                  __________
TOTAL STOCKHOLDERS' EQUITY                      $  1,654,743
                                                  __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 35,837,437
                                                  ==========
See Notes to Consolidated Condensed Financial Statements





                          Page Three of Twelve

KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     Three Months Ended      Six Months Ended
                                    10/31/96    10/31/95    10/31/96  10/31/95
                                   Unaudited   Unaudited   Unaudited Unaudited
INCOME:
 Net sales of land                 $2,801,702 $8,297,860 $5,595,686 $9,176,300
 Sales of residential construction                45,500    155,000     45,500
 Interest income                      165,335    273,310    311,716    450,336
 Commission income                     11,395     74,592     65,566    122,423
 Income from joint ventures            55,232                55,232
 Other revenues                        11,961    398,213     32,977    481,716
                                    _________  _________  _________  _________
 Total                              3,045,625  9,089,475  6,216,177 10,276,275
EXPENSES:
 Cost of land sold                  1,617,936  6,389,553  3,491,496  6,992,019
 Cost of residential construction         925     41,713    179,879     42,063
 Commissions and selling expenses     416,089    291,587    811,256    622,329
 Interest expense                     146,238     71,787    269,682    151,696
 Depreciation                          25,862     27,538     56,945     55,256
 Property taxes                        47,430     28,168     79,201     85,026
 General & administrative costs       392,553    323,339    693,008    778,661
                                    _________  _________  _________ __________
TOTAL EXPENSES                      2,647,033  7,173,685  5,581,467  8,727,050

Net income before income taxes
 and discontinued operations          398,592  1,915,790    634,710  1,549,225
Income tax provision                  154,343    722,227    243,195    582,973
                                    _________  _________   ________  _________
NET INCOME BEFORE
 DISCONTINUED OPERATIONS           $  244,249 $1,193,563  $ 391,515  $ 966,252

DISCONTINUED OPERATIONS:
Net loss from transferred operations
(net of income tax benefit of $15,848
and $10,184 for three and six months
ended October 31, 1995, respectively)$   0.00 $  (26,190) $    0.00 $ (16,880)

Net income                         $  244,249 $1,167,373  $ 391,515 $ 949,372
                                      =======  =========    =======   =======
Earnings per share before
discontinued operations            $     0.28 $     0.83  $    0.44 $    0.67

Discontinued operations            $     0.00 $    (0.02) $    0.00 $   (0.01)
                                    _________  _________   ________  _________
NET INCOME PER SHARE               $     0.28 $     0.81  $    0.44 $    0.66
                                    =========  =========   ========  =========
Weighted average shares outstanding   887,412  1,438,733    887,412  1,438,733
DIVIDENDS PER SHARE                     NONE      NONE       NONE       NONE

See Notes to Consolidated Condensed Financial Statements
                                  Page Four of Twelve

KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           Six Months Ended
                                                        10/31/96      10/31/95
                                                        --------      --------
                                                      (Unaudited)   (Unaudited)

NET CASH FROM OPERATING ACTIVITIES:                    (679,203)      (440,719)
                                                    ___________     __________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                    (50,040)       (13,553)
  Distributions from joint ventures                     129,927        235,441
  Net change in assets from discontinued operations           0        258,898
                                                    ___________    ___________
    Net cash from investing activities                   79,887        480,786
                                                    ___________    ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans                               5,803,968      2,095,528
    Principal payments on debt                       (5,043,734)    (2,536,832)
                                                    ____________   ___________
      Net cash from financing activities                760,234       (441,304)
                                                    ___________    ___________
NET INCREASE/(DECREASE) IN CASH                         160,918       (401,237)

CASH - Beginning of period                              160,147        507,277
                                                    ___________    ___________

CASH - End of period                                $   321,065   $    106,040
                                                    ===========    ===========

Supplemental Information
Cash Paid:  Interest paid was $1,104,828 and $1,039,627 for fiscal 1996 and
            1997, respectively.
            Income taxes paid were $683,207 in fiscal 1997.
See Notes to Consolidated Condensed Financial Statements















                                Page Five of Twelve
PART I. KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 1996

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

The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period covered. For further information, refer to the complete consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10KSB for the year ended April 30, 1996.

NOTE 2.  Transfer of Assets

On August 1, 1996, the Company entered into an agreement, subject to shareholder approval, pursuant to which it agreed to transfer certain of its assets and liabilities to J.T. Williams, Jr., the Company's former Chairman of the Board and Chief Executive Officer, in exchange for the 551,321 shares of common stock he held in the Company and the cancellation of his option to purchase an additional 100,000 shares of common stock.
The net assets identified in the agreement consisted principally of the Eagle's Landing Golf Course and Country Club, the Inn at Eagle's Landing, a note for approximately $2 million and approximately 250 acres of commercial and industrial real estate, and certain mortgages and other liabilities, as more fully described in the Company's proxy statement filed on August 26, 1996. Such transfer, once approved, was agreed to be effective as of May 1, 1996. Accordingly, the net cash flows related to the transferred assets from the effective date (May 1, 1996) until the closing date would be transferred to or funded by J.T. Williams, Jr.

On September 30, 1996, the shareholders of the Company (excluding J.T. Williams, Jr.) voted on and approved the transfer agreement, and the transfer closed on November 16, 1996. At October 31, 1996, the net assets to be transferred had a historical cost basis of approximately $17,904,000 which has been reflected as a reduction to shareholders' equity in the accompanying balance sheet. The net operating results of the transferred assets have been removed from the statement of operations retroactively to the effective date and have not been considered in the determination of net income of the Company. The prior year results of the transferred assets have been reflected as discontinued operations in the accompanying statements of operations and cash flows.

The Company previously filed its quarterly report for the three months ended July 31, 1996 which included the results of the transferred net assets in the determination of net income. Had such transaction been approved and recorded prior to the filing of such financial statements, revenues and net income for

                                Page Six of Twelve
the three months ended July 31, 1996 would have been as follows:

                          Revenues            $3,170,552
                          Net income             147,267

                          Earnings per share  $      .17

NOTE 3  Earnings per share

Earnings per share reflect the weighted average shares outstanding during each of the periods presented as reflected on the face of the income statement. As discussed in Note 2, the Company entered into an agreement to transfer certain net assets in exchange for 551,321 shares and the cancellation of an option to purchase 100,000 shares of the the Company's common stock. Based on the effective date of that agreement, earnings per share are computed based on the number of shares outstanding during the period as if such shares were transferred on the effective date. Had such transaction been completed on May 1, 1995, earnings per share for the six months ended October 31, 1995 would have been $1.09.

NOTE 4  Financing

The Company obtained various additional credit facilities during the six month period ending October 31, 1996. One such facility of approximately $1.8 million is being used for the acquisition and development of 75 additional acres of land located contiguous to the Company's property in Stockbridge, Georgia. Additional borrowings were for the financing of development cost under various development loans. These loans generally mature as the related lots are sold and bear interest rates at one point over prime rate.

In addition, in connection with the transfer agreement discussed in Note 2, the Company has recorded at October 31, 1996, and subsequently issued, a note for $2 million. Such obligation is reflected as debt and an increase to the amount on net assets to be tranferred for stock in the accompanying balance sheet.


ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales of land decreased approximately $5.5 million (66.2%) during the current three month period and $878,000 (9.6%) during the current six month period compared to the same period a year ago. The primary reason for the decrease was a result of the recognition in the prior year of income in the Florida operations related to the sale of substantially all of the Florida assets in November 1993. However, net land sales in Georgia increased 158% for the current three month period, and 218% for the current six month period, compared to the same period a year ago, as a result of the Company initiating a modified sales program intended to expand its marketing efforts.


                                Page Seven of Twelve

Cost of land sold, as a percentage of net sales of land, was 57.7% for the current three month period compared to 77.0% for the same period a year ago. The cost of land sold for the current six month period decreased to 62.4% compared to 76.2% for the same period a year ago. These improvements in gross margins are reflective of the discounted sales price granted in the prior year on the bulk sale of land from the Florida operations.

Interest income decreased approximately $108,000 during the current three month period compared to the same period a year ago primarily due to a decrease in the interest on notes receivable from the sale of substantially all the Florida assets. As the principal is repaid, the related interest income is reduced.

Commission income decreased approximately $63,000 in the current three month period as compared to the same period a year ago. This decrease resulted from the Company's change in its method of marketing homes in some of the Georgia developments in the second quarter of fiscal 1996. At that time, the Company began using independent brokers rather than Company-employed salespersons.

General and administrative expenses have remained relatively consistent with the prior periods.

Discontinued operations represents the results attributible to the net assets transferred to J.T. Williams, Jr. pursuant to the August 1, 1996 Agreement between the Company and Mr. Williams. Loss from discontinued operations was $26,189 and $16,880 repsectively for the three and six month ended October 31, 1996 (See Item 4.)

The operating statements for the current six months are not necessarily indicative of the results expected for the year.

Liquidity and Capital Resources

The Company finances its operations with operating cash flow and bank borrowings. On October 31, 1996 the Company had available lines of credit of approximately $2.1 million which may be drawn as needed for the development of the Company's property and other working capital needs. The Company continues to look for additional sources of lines of credit and other financing alternatives and believes that such sources are available on acceptable terms should the need for additional financing arise.

On January 11, 1996, the Company modified its loan agreements with a bank involving its Georgia operations. The modified agreement effectively combined a $1.5 million revolving loan with a term loan with a balance of $6.1 million. The outstanding principal amount of the modified loan at October 31, 1996 was $5.86 million. The agreement provides for interest to be paid at the bank's prime rate plus 1 1/2%, and extends the due date to December 10, 1996. The loan is collateralized by first mortgages on substantially all the undeveloped land in the Company's Georgia property and certain contracts receivable. Upon the sale of collateralized property, release prices, which vary with the development, are applied against the loan balance owed to the bank. The Company is presently negotiating with the bank

                              Page Eight of Twelve
to extend the loan and expects the loan to be extended as it has in the past. The Company historically secures development loans from other lenders in an amount sufficient to pay the release price and all development costs, which are ultimately satisfied with proceeds from the sale of the properties. The failure of the bank to extend the Company's loan, or the failure of the Company to obtain replacement financing, could have a material adverse effect on the Company's financial condition. Based upon the Company's relationship with its lender, management believes this debt will be extended, as it has been in the past.

In addition, the Company has other debt maturing in the amount of approxi-mately $4.6 million in fiscal 1997 and $6.1 million in the following fiscal year. The Company anticipates that these obligations will be paid with the proceeds of land sales from normal operations, extension of debt or new borrowings.

PART II - OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

NONE

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 30, 1996, the shareholders approved the transfer by the Company (the "Split-off") of certain of its assets, comprised principally of the Eagle's Landing Golf Course and Country Club, the Inn at Eagle's Landing, a note for approximately $2 million and approximately 250 acres of commercial and industrial real estate, subject to certain liabilities, to a newly-formed wholly owned subsidiary of the Company ("NewSub"), and the subsequent transfer of all of the outstanding capital stock of NewSub to J.T. Williams, Jr., the Company's former Chairman of the Board and Chief Executive Officer, in exchange for 551,321 shares of Common Stock owned by Mr. Williams and the cancellation of his option to purchase an additional 100,000 shares of Common Stock. The closing of the Split-off occurred on November 16, 1996; however, the effective date of the transfer of assets and liabilities was May 1, 1996. With
1,438,733 shares outstanding, 1,179,454 shares voted in favor of the proposed split-off, with 52,695 voting against, and 30,784 abstaining from voting.

On September 30, 1996, the shareholders elected Mark A. Conner, Robert E. Maloney, Jr. and Langdon S. Flowers, Jr. to the Board of Directors. Additionally, Mark A. Conner was elected by the Board to be President and Chairman. With 1,438,733 shares outstanding, 1,259,234 shares voted in favor of, and 4,875 voted against the election of the new directors.

ITEM 5.
OTHER INFORMATION

NONE



                            Page Nine of Twelve

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K
  (a) Exhibits
      The following exhibit is being filed with this report:

      Exhibit No.       Description
      -----------       -----------
      27                Financial Data Schedule

  (b) Reports on Form 8-K

On December 2, 1996, the Company filed an 8-K reporting the closing of the transfer by the Company (the "Split-off") of certain of its assets, comprised principally of the Eagle's Landing Golf Course and Country Club, the Inn at Eagle's Landing, a note for approximately $2 million and approximately 250 acres of commercial and industrial real estate, subject to certain liabilities, to a newly-formed wholly owned subsidiary of the Company ("NewSub"), and the subsequent transfer of all of the outstanding capital stock of NewSub to J.T. Williams, Jr., the Company's former Chairman of the Board and Chief Executive Officer, in exchange for 551,321 shares of Common Stock owned by Mr. Williams and the cancellation of his option to purchase an additional 100,000 shares of Common Stock. The closing of the Split-off occurred on November 16, 1996; however, the effective date of the transfer of assets and liabilities was May 1, 1996.






SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KILLEARN PROPERTIES, INC.
                                         (Registrant)

Date:  December 16, 1996                 /s/ David K. Williams
                                         ---------------------------
                                         DAVID K. WILLIAMS
                                         Chief Financial Officer
                                         Vice President








                                  Page Ten of Twelve


                                    EXHIBIT INDEX

                        Exhibit No.        Description          Page No.
                        -----------        -----------          --------

                           27        Financial Data Schedule      12














































                            Page Eleven of Twelve