Form 10QSB
period 1997-01-31
KILLEARN PROPERTIES INC
filed 1997-03-13
CIK 55742

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  Form 10-QSB

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15[d] OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1997

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
INDEX

Part I.  Financial Information

   Item 1.  Consolidated Condensed Financial Statements (Unaudited):

    Consolidated Condensed Balance Sheet as of January 31, 1997              3

    Consolidated Condensed Statements of Operations for the Three            4
      Months Ended and Nine Months Ended January 31, 1997 and 1996

    Consolidated Statements of Cash Flows for the Nine Months                5
      Ended January 31, 1997 and 1996

    Notes to Consolidated Condensed Financial Statements                     6

   Item 2.  Management's Discussion and Analysis of Financial Condition      7
               and Results of Operations

Part II  Other Information

   Item 1.  Legal Proceedings                                                9
   Item 4.  Submission of Matters to a Vote of Security Holders              9
   Item 5.  Other Information                                                9
   Item 6.  Exhibits and Reports on Form 8-K                                10

Signatures                                                                  10
Exhibit Index                                                               11






























PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

ASSETS                                               1/31/97
                                                   (Unaudited)
Cash                                            $    123,156
Cash in improvement trust funds                      167,756
Accounts and notes receivable                      6,716,480
Land contracts receivable, net                       363,864
Real estate held for development and sale         25,912,398
Property under contract for sale                     212,653
Other property, plant and equipment, net           1,009,326
Other assets                                          31,247
                                                  __________
TOTAL ASSETS                                    $ 34,536,880
                                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable & other liabilities            $  1,521,321
Income taxes payable                               1,290,658
Mortgages & notes payable                         22,176,402
Deferred improvement revenue                         719,932
Deferred income taxes                              5,207,686
Deferred profit                                    1,563,552
                                                  __________
TOTAL LIABILITIES                               $ 32,479,551

STOCKHOLDERS' EQUITY

Common stock - par value $.10 per share;
  authorized 6,000,000 shares; issued
  887,412 shares                                $     88,741
Additional paid-in capital                         6,846,014
Retained earnings                                 13,026,797
Net assets to be transferred for stock           (17,904,223)
                                                  __________
TOTAL STOCKHOLDERS' EQUITY                      $  2,057,329
                                                  __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 34,536,880
                                                  ==========
See Notes to Consolidated Condensed Financial Statements










KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     Three Months Ended     Nine Months Ended
                                    1/31/97    1/31/96     1/31/97    1/31/96
                                   Unaudited   Unaudited   Unaudited Unaudited
INCOME:
 Net sales of land                $3,202,738 $3,389,837 $8,798,425 $12,566,137
 Sales of residential construction                    0    155,000     45,500
 Interest income                     137,071     92,448    448,787    542,785
 Commission income                    62,004     93,506    127,569    215,928
 Income from joint ventures                                 55,232    483,533
 Other revenues                       18,161     85,370     51,138     83,885
                                   _________  _________  _________  _________
 Total                             3,419,974  3,661,161  9,636,151 13,937,768
EXPENSES:
 Cost of land sold                 1,864,202  2,477,611  5,355,698  9,469,631
 Cost of residential construction                     0    179,879     42,063
 Commissions and selling expenses    332,496    511,687  1,143,752  1,134,017
 Interest expense                    143,848     64,397    413,530    216,093
 Depreciation                         25,862     26,294     82,807     81,549
 Property taxes                       67,343     64,507    146,544    149,533
 General & administrative costs      340,744    402,678  1,033,752  1,181,338
                                   _________  _________  _________ __________
TOTAL EXPENSES                     2,774,495  3,547,174  8,355,962 12,274,224

Net income before income taxes
 and discontinued operations         645,479    113,987  1,280,189  1,663,544
Income tax provision                 242,894     42,893    486,088    625,992
                                   _________  _________   ________  _________
NET INCOME BEFORE
 DISCONTINUED OPERATIONS          $  402,585 $   71,094  $ 794,101 $1,037,552

DISCONTINUED OPERATIONS:
Net loss from transferred operations
(net of income tax benefit of $19,667
and $29,976 for the three and nine months
ended January 31, 1996, respectively)$     0 $  (32,598) $       0  $ (49,684)

Net income                        $  402,585 $   38,496  $ 794,101 $  987,868
                                     =======  =========    =======    =======
Earnings per share before
discontinued operations            $     0.45 $     0.05  $    0.89 $    0.72

Discontinued operations            $     0.00 $    (0.02) $    0.00 $   (0.03)
                                    _________  _________   ________  _________
NET INCOME PER SHARE               $     0.45 $     0.03  $    0.89 $    0.69
                                    =========  =========   ========  =========
Weighted average shares outstanding   887,412  1,438,733    887,412  1,438,733

DIVIDENDS PER SHARE                     NONE      NONE       NONE       NONE

See Notes to Consolidated Condensed Financial Statements


KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         Nine Months Ended
                                                        1/31/97       1/31/96
                                                        --------      --------
                                                      (Unaudited)   (Unaudited)

NET CASH FROM OPERATING ACTIVITIES:                 (2,626,336)    (1,938,855)
                                                    ___________     __________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                    (52,171)       (67,423)
  Distributions from joint ventures                     129,927        602,484
  Net change in assets from discontinued operations           0        (21,249)
                                                    ___________    ___________
    Net cash from investing activities                   77,756        513,812
                                                    ___________    ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans                               9,569,345      5,033,452
    Principal payments on debt                       (7,057,756)    (4,086,673)
                                                    ____________   ___________
      Net cash from financing activities              2,511,589        946,779
                                                    ___________    ___________
NET INCREASE/(DECREASE) IN CASH                         (36,991)      (478,264)

CASH - Beginning of period                              160,147        507,277
                                                    ___________    ___________

CASH - End of period                                $   123,156   $     29,013
                                                    ===========    ===========

Supplemental Information
Cash Paid:  Interest paid was $1,659,119 and $1,574,914 for fiscal 1997 and
            1996, respectively.
            Income taxes paid were $983,207 and $10,000 in fiscal 1997 and 1996, respectively.
See Notes to Consolidated Condensed Financial Statements




















PART I. KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 1997

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

On September 30, 1996, the shareholders of the Company (excluding J.T.
Williams, Jr.) voted on and approved the transfer agreement, and the transfer closed on November 16, 1996. The net assets transferred had a historical cost basis of approximately $17,904,000 which has been reflected as a reduction to shareholders' equity in the accompanying balance sheet.
The net operating results of the transferred assets have been removed from the statement of operations retroactively to the effective date and have not been considered in the determination of net income of the Company. Furthermore, adjustments to prior year results of operations have been made to accunt for the transferred assets. The prior year results of the transferred assets have been reflected as discontinued operations in the accompanying statements of operations and cash flows.


NOTE 3  Earnings per share

Earnings per share reflect the weighted average shares outstanding during each of the periods presented as reflected on the face of the income statement. As discussed in Note 2, the Company entered into an agreement to transfer certain net assets in exchange for 551,321 shares and the cancellation of an option to purchase 100,000 shares of the the Company's common stock. Based on the effective date of that agreement, earnings per share are computed based on the number of shares outstanding during the period as if such shares were transferred on the effective date. Had such transaction been completed on May 1, 1995, earnings per share for the nine months ended January 31, 1996 would have been $1.22.

NOTE 4  Financing

The Company obtained various additional credit facilities during the nine month period ending January 31, 1997. One such facility of approximately $1.8 million is being used for the acquisition and development of 75 additional acres of land located contiguous to the Company's property in Stockbridge, Georgia. Additional borrowings were for the financing of development cost under various development loans. These loans generally mature as the related lots are sold and bear interest rates at one point over prime rate.

Additionally, on January 29, 1997, the Company modified its loan agreement with a bank involving its Georgia operations. The agreement provides for interest to be paid at the bank's prime rate plus 2% per annum, and extends the due date to April 10, 1997. The loan is collateralized by first mortgages on substantially all the undeveloped land in the Company's Georgia property and certain contracts receivable. Upon the sale of collateralized property, release prices, which vary with the development, are applied against the loan balance owed to the bank. The Company historically secures development loans from other lenders in an amount sufficient to pay the release price and all development costs, which are ultimately satisfied with proceeds from the sale of the properties. Upon maturity of this loan, the failure of the bank to extend the Company's loan, or the failure of the Company to obtain replacement financing, could have a material adverse effect on the Company's financial condition. Management believes this debt will be extended, or refinanced with another lending institution, as it has been in the past.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales of land decreased approximately $187,000 (5.5%) during the current three month period and $3.8 million (30%) during the current nine month period compared to the same period a year ago. The primary reason for the decrease was a result of the recognition in the prior year of income in the Florida operations related to the sale of substantially all of the Florida assets in November 1993. However, net land sales in Georgia increased 59.6% for the current three month period, and 147% for the current nine month period, compared to the same period a year ago, as a result of the Company initiating a modified sales program intended to expand its marketing efforts.

Cost of land sold, as a percentage of net sales of land, was 58.2% for the current three month period compared to 73.1% for the same period a year ago. The cost of land sold for the current nine month period decreased to 60.9% compared to 75.4% for the same period a year ago. These improvements in gross margins are reflective of the discounted sales price granted in the prior year on the bulk sale of land from the Florida operations.

Interest income increased approximately $45,000 during the current three month period and decreased approximately $94,000 during the current nine month period when compared to the same period a year ago. The overall decrease is primarily due to a decrease in the interest on notes receivable from the sale of substantially all of the Florida assets. As principal is repaid, the related interest income is reduced.

Commission income decreased approximately $32,000 in the current three month period, and decreased approximately $88,000 in the current nine month period as compared to the same period a year ago. Likewise, the commission and selling expenses decreased approximately $179,000 in the current three month period, and increased approximately $9,700 in the current nine month period These overall decreases resulted from the Company's change in its method of marketing homes in some of the Georgia developments in the second quarter of fiscal 1996. At that time, the Company began using independent brokers rather than Company-employed salespersons.

Interest expense, when compared to the same periods a year ago, increased approximately $79,000 for the current three month period and $197,000 for the current nine month period. These increases are due to some interest expense incurred by the Company being ineligible for capitalization in accordance with Financial Accounting Standard 34.

General and administrative expenses decreased $62,000 in the current three month period and $148,000 for the current nine month period when compared to the same period a year ago. These decreases are due to reduction of life insurance benefits and salaries to the Company's former Chief Executive Officer and other employees in relation to the asset transfer agreement discussed in
Note 2. Additionally, the Company elected not to contribute to the Company's profit sharing plan in the current year; however, the nine months ending January 31, 1996 included a $45,000 contribution to the plan.

Discontinued operations represents the results attributible to the net assets transferred to J.T. Williams, Jr. pursuant to the August 1, 1996 Agreement between the Company and Mr. Williams. Loss from discontinued operations was $32,598 and $49,684 respectively for the three and nine month ended
January 31, 1996 (See Item 4).

The operating statements for the current nine months are not necessarily indicative of the results expected for the year.

Liquidity and Capital Resources

The Company finances its operations with operating cash flow and bank borrowings. On January 31, 1997 the Company had available lines of credit of approximately $1.5 million which may be drawn as needed for the development of the Company's property and other working capital needs. The Company continues to look for additional sources of lines of credit and other financing alternatives and believes that such sources are available on acceptable terms when the need for additional financing arise.

On January 29, 1997, the Company modified its loan agreement with a bank involving its Georgia operations. The agreement provides for interest to be paid at the bank's prime rate plus 2% per annum, and extends the due date to April 10, 1997. The loan is collateralized by first mortgages on substantially all the undeveloped land in the Company's Georgia property and certain contracts receivable. Upon the sale of collateralized property, release prices, which vary with the development, are applied against the loan balance owed to the bank. The Company historically secures development loans from other lenders in an amount sufficient to pay the release price and all development costs, which are ultimately satisfied with proceeds from the sale of the properties. Upon maturity of this loan, the failure of the bank to extend the Company's loan, or the failure of the Company to obtain replacement financing, could have a material adverse effect on the Company's financial condition. Management believes this debt will be extended, or refinanced with another lending institution, as it has been in the past.

In addition, the Company has other debt maturing in the amount of approxi-mately $2.3 million in fiscal 1997 and $8.3 million in the following fiscal year. The Company anticipates that these obligations will be paid with the proceeds of land sales from normal operations, extension of debt or new borrowings.

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


                                          KILLEARN PROPERTIES, INC.
                                         (Registrant)

Date:  March 13, 1997                    /s/ David K. Williams
                                         _________________________
                                         DAVID K. WILLIAMS
                                         Chief Financial Officer
                                         Vice President






























                                    EXHIBIT INDEX

                        Exhibit No.        Description          Page No.
                        -----------        -----------          --------

                           27        Financial Data Schedule      12
10


10