Form 10KSB
period 1997-04-30
KILLEARN PROPERTIES INC
filed 1997-07-29
CIK 55742

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-KSB

             Annual Report Pursuant to Section 13 or 15 (d) of the
                 Securities Exchange Act of 1934 (FEE REQUIRED)
                    For the fiscal year ended April 30, 1997
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

     Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   __X__  No  _______.

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB (     )

    Revenues for the fiscal year ended April 30, 1997 were $14,247,174.

    As of July 16, 1997, the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $3,726,774. This is based upon a closing market price of $4.50 per share of common stock, as reported on the American Stock Exchange - composite transaction tape.

    The number of shares outstanding of the registrant's common stock as of July 1, 1997 was 887,412.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Issuer's Proxy Statement in connection with its 1997 Annual Meeting of Shareholders (Part III)





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

Recent Developments

    In May 1996, Proactive Technologies, Inc. ("Proactive"), the Company's second largest shareholder, proposed to the Company a transaction pursuant to which the Company would transfer certain of its assets and liabilities to J.T. Williams, Jr., the Company's former Chairman of the Board and Chief Executive Officer, in exchange for 551,321 shares of Common Stock owned by Mr. Williams (approximately 42% of the outstanding Common Stock, the "Redemption Shares") and the cancellation of his option to purchase an additional 100,000 shares of Common Stock. On August 1, 1996 the Company entered into an agreement, subject to shareholder approval, pursuant to which it agreed to transfer assets comprised principally of the Eagle's Landing Golf Course and Country Club, the Inn at Eagle's Landing, approximately 250 acres of commercial and industrial real estate, land sufficient to construct an additional nine hole golf course, the Company's interest in certain joint ventures and approximately $2 million cash in order to redeem Mr. Williams' common stock interests. The agreement provided that the transaction would be effective as of May 1, 1996.

     On September 30, 1996, the shareholders of the Company approved the transfer agreement, and the transaction closed on November 16, 1996. The net assets transferred in exchange for the redemption shares had a historical cost basis of approximately $17,191,000 which has been reflected as a reduction to shareholders' equity in the accompanying balance sheet. The net operating results of the transferred assets have been removed from the statement of operations retroactively to the effective date and have not been considered in the determination of net income of the Company. Furthermore, prior year results of operations have been restated to reflect the transferred assets as discontinued operations in the accompanying statements of operations and cash flows. See Item 6. "Management's Discussion and Analysis and Summary of Operations" and Note 3 to the Company's Consolidated Financial Statements included in Item 7.

Henry County, Georgia

    In April 1986, the Company purchased approximately 2,600 acres of property, known as the Eagle's Landing (see ITEM 2. "PROPERTIES," below), which is located in Henry County, Georgia. During fiscal 1987, the Company purchased 217 additional acres and obtained options to purchase 45 additional acres. Additionally, the Company purchased approximately 88 acres in fiscal 1997. Henry County is an attractive location for industrial, commercial and residential development due to its close proximity to the Atlanta International Airport and downtown Atlanta. The property is on an I-75 interchange.

    Henry County is a part of the metropolitan Atlanta area. Its principal cities are McDonough and Stockbridge. A portion of the Company's property is within the City of Stockbridge. It is estimated that Henry County, at present, has a population of approximately 87,000 persons and is projected to reach a population of approximately 111,200 persons by the year 2000.

    The greatest influence on the economy of Henry County is the service industry, followed by manufacturing, retail and trade administration.

Sale of Tallahassee, Florida Assets

    During fiscal 1994 and the first quarter of fiscal 1995, the Company sold substantially all of its Tallahassee properties to an entity that later merged with Proactive Technologies, Inc. See Item 2. "Properties", Item 6. "Management's Discussion and Analysis and Summary of Operations" and Note 12 to the Company's Consolidated Financial Statements included in Item 7. Prior to the sale, the Company had developed communities in Tallahassee for thirty years, and had been the largest land developer in Leon County, Florida.

    On April 30, 1997, the Company had approximately 29 fully developed lots remaining to be sold in Tallahassee, Florida. It is anticipated these lots will be sold in fiscal 1998.

Land Development

    Historically, the Company has acquired large areas of unimproved real estate, and has subdivided, developed and then resold the developed real estate in smaller parcels to individuals and builders. Following the acquisition of a large area of unimproved real estate, the Company retains a landscape architect who, together with personnel of the Company, prepares a master land use plan for the entire subdivision. The subdivision is platted and divided into units and the units are further divided into lots.

    After securing the necessary zoning and other applicable regulatory approvals from local, state and federal authorities, the Company commences the development of the subdivision by developing one or more units located within each such subdivision.

    In units where lots are sold, the Company generally makes provision for water lines, storm drainage, underground or overhead electrical service, telephone lines and paved streets. (See "Item 1. BUSINESS - Liability for Improvements," below.) In all units where lots are sold by the Company, arrangements are made with appropriate governmental agencies and utility companies for police and fire protection and for electricity, telephone and water service.

    The Company believes it is the largest land developer in Henry County, Georgia. At April 30, 1997, the Company had approximately 232 platted lots available for immediate sale and approximately 995 acres of undeveloped land available for immediate or future development. The property remaining is presently zoned approximately 11% for industrial uses, 76% residential uses and 13% for commercial and other uses. The Company intends to continue to develop and divide its Henry County property into lots and to sell certain parcels to other developers.

    The management of the Company believes that, if the Company does not acquire any additional real estate and if the Company makes no bulk dispositions of real estate, the Company's present inventory of land is sufficient, at present levels of land sales, for at least six years of operation.

Liability for Improvements

    The Company is obligated to complete the improvements to each partially developed lot sold by it on a specified date no later than one year from the date of sale of each such lot.

    Pursuant to an agreement with the Leon County Commission and the Division of Florida Land Sales, the Company was required to maintain an improvement trust fund as partial assurance to provide funds to complete improvements to its Florida properties. During fiscal 1997, the Company applied the cash balance of this improvement trust fund towards the cost of these improvements, leaving no balance in this trust fund at April 30, 1997.

    The total cost to complete the improvements to units from which sales of partially developed lots have been made is estimated to be approximately $135,000 at April 30, 1997, all of which is expected to be made in fiscal 1998.

    The Company is obligated to provide sewer in specified areas of the Florida property which it previously owned and sold to other developers for investment and resale. The estimated cost to the Company is $278,000, all of which is expected to be paid in fiscal 1998.

Sales and Marketing

    The Company's sales force consists of 3 full-time salespersons at July 1, 1997. These salespersons are compensated by the Company on a salary plus commission or commission-only basis. In addition, the Company retains independent salespersons, employed by an unrelated sales broker who work out of the Company's sales office. These independent salespersons primarily sell the Company's land and are compensated on a commission-only basis. Lots are sold by the Company primarily to builders and to persons who presently reside or who plan to reside in the Company's developments.

    Sales of lots to builders and prospective individual home buyers and sales of commercial tracts are made by the Company primarily for cash. (See notes 1, 2 and 4 of Notes to Consolidated Financial Statements of the Company.)

Employees

    At April 30, 1997, the Company had approximately 13 employees, including salespersons. Management of the Company believes that its relationship with its employees is good.

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

    All of the necessary local, state and federal regulatory approvals for the development of its presently active subdivision projects in Henry County, Georgia have been secured by the Company. Additional permits and approvals may be required as new subdivisions are constructed; however, the Company does not anticipate any difficulty in securing such permits and approvals. (See "Item
2. Properties", below.)

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

    This "mixed use" development is presently zoned to allow development in the categories of office, industrial, retail, multi-family residential, single-family residential, lodging, schools, municipal services, religious institutions, parks and recreation, golf course, open space and lakes. The community is planned around Eagle's Landing golf course and country club, both of which were originally developed by the Company.

    At April 30, 1997, approximately 930 residential lots and 554 acres of other property had been sold by the Company. Approximately 232 platted residential lots remained to be sold and approximately 995 acres of other property remained to be platted and/or sold. In addition, the Company had approximately 199 acres which will be used for road right-of-way, utility easements and green areas.

Tallahassee Properties

    The Company developed two major subdivisions in northeast Tallahassee, Florida. During fiscal 1994 and the first quarter of fiscal 1995, substantially all of the Company's remaining Tallahassee properties were sold to an entity that later merged with Proactive Technologies, Inc., see Item 6. "Management's Discussion and Analysis and Summary of Operations" and Note 12 to the Company's Consolidated Financial Statements included in Item 7.

    At April 30, 1997, the Company owned 29 platted lots in Tallahassee, Florida. All of the properties are expected to be sold within fiscal 1998.

Encumbrances

    Substantially all of the land owned by the Company in the above described subdivisions serve as collateral for the indebtedness of the Company. See Notes 6 and 12 of Notes to the Company's Consolidated Financial Statements included in Item 7.


ITEM 3.  LEGAL PROCEEDINGS

    The Company is a party to certain legal proceedings in the ordinary course of business. In the opinion of the management of, and general counsel to the Company, none of these proceedings, alone or in the aggregate, should have a material adverse effect upon the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted by the Company to a vote of its security holders during the fourth quarter of fiscal 1997.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock has been traded on the American Stock Exchange since 1980. Quarterly sales prices for the fiscal years ended April 30, 1997 and 1996 were as follows:

      Quarter of          1997                          1996
      Fiscal Year    High         Low          High             Low
        First       10 1/4       8 1/4         5 1/4           4 5/8
        Second       9 3/4       7 1/8         6 1/2           4 9/16
        Third        8 1/4       5 3/4         6 5/8            5
        Fourth       7 1/4         5           9 7/8           5 1/2

    The Company has never declared nor paid dividends.

    As of July 1, 1997 there were approximately 538 shareholders of record of the Company's Common Stock, excluding security position listings.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND SUMMARY OF OPERATIONS

Liquidity and Capital Resources

    During the two year period ended April 30, 1997, the Company generated positive cash flows from operations due to the opening of several phases of the Company's subdivisions, new marketing strategies employed during the current fiscal year, and the receipt of principal and interest payments on notes received from the sale of the Company's Tallahassee properties.

    Subsequent to the Company's year end, the Company restructured its loan agreement (with a balance of approximately $8,152,000 at April 30,1997) with a bank, involving its Georgia operations. The loan is collateralized by first mortgages on substantially all of the undeveloped land in the Company's Georgia property. Interest on this loan is payable at prime rate plus 1.25% per annum, and the maturity of the loan is in July 2000. Upon the sale of the property serving as collateral, release prices, which vary with the development, are applied against the loan balance owed to the bank. As these properties are developed, the Company has been able to secure development loans from lenders in an amount sufficient to pay the release price and all development costs, which are ultimately satisfied with proceeds from the sale of the properties.

    During the next two fiscal years, the Company has other debt maturing in the amounts of approximately $9.6 million and $1.5 million, respectively. The Company normally borrows its development loans for its Georgia properties from banks. Although the notes are short-term, the debt historically has been renewed or extended each year. The Company anticipates that such debt will be paid through funds generated by its normal operations, an extension of debt or new borrowings on the same collateral. During the past fiscal year, the Company reduced its debt by approximately $10.6 million and had new borrowings totaling approximately $10.9 million. The Company continues to seek lines of credit to satisfy its capital requirements.

    During fiscal 1998, the Company anticipates completing improvements of partially developed lots and tracts at a cost estimated to be $135,000 and improving undeveloped land at a cost of approximately $6.3 million. The Company anticipates financing these improvements through: (1) funds generated in the normal course of the Company's business; (2) utilization of existing lines of credit; and (3) securing additional lines of credit. The Company anticipates that funds available from these sources will be sufficient to meet the needs of the Company during fiscal 1998. At April 30, 1997, the Company had available lines of credit totaling $2.3 million. These lines of credit will be drawn as needed for the development of the Company's property and operational expenses.

Results of Operations

    During fiscal 1997, lot sales increased approximately $700,000 (12.7%) while other land sales decreased $3.4 million (31.8%) over fiscal 1996. The increase in lot sales was primarily the result of the Company's development of new residential units in its Georgia property in the current fiscal year. The net decrease in the other land sales was primarily the result of the recognition in of $8.6 million in fiscal 1996 resulting from the sale of substantially all of the Florida assets. Sales in the Georgia property increased by $5.2 million (495.3%)in the current fiscal year when compared to fiscal 1996 primarily as a result of the Company initiating a modified sales program intended to expand its marketing efforts.

    The Company discontinued its residential construction activities in fiscal 1994 and sold its remaining home in fiscal 1997.

    Equity in income from joint ventures decreased $435,232 in the current year over the prior year income due to the prior year recognition of $490,464 from a sale of a facility built by the joint venture.

    Interest income decreased approximately $273,000 due primarily to the reduction in principal of notes receivable received from the sale of the Tallahassee properties (see Note 12 to the Company's Consolidated Financial Statements).

    Gross profit on lot sales increased to 40.7% in fiscal 1997 from 29.5% in fiscal 1996. This increase is a result of the Company's strong lot sales in the middle- to higher-priced subdivisions in the current year. Gross profit on other land sales was 36.9% and 24.6% in fiscal 1997 and 1996, respectively. Most of the Company's other land sales in the current year sales were of property in its Georgia project, while the majority of the prior years' other land sales were from the discounted bulk sale of the Tallahassee, Florida properties in November 1993.

    Commissions and selling expenses (net of commission income) as a percentage of net sales of lots, land and residential construction increased to 11.0% during fiscal 1997 compared to 7.8% in fiscal 1996. This is as a result of the bulk sale of the Company's Tallahassee, Florida properties recognized in 1996 having no related sales commission.

    Depreciation and property taxes decreased by $17,600 and $29,000, respectively, in the current fiscal year when compared to the prior year.

    General and administrative expenses decreased approximately $217,000 fiscal 1997 when compared to fiscal 1996, as a result of the transfer of certain of the Company's assets discussed below.

    On November 14, 1993, the Company entered into agreements to sell substantially all of its Florida assets for $25.7 million. As of April 30, 1997, $25.4 million of the sale had closed with the purchaser assuming $9.2 million of the Company's debt; issuing notes to the Company totaling $8.1 million and paying $8.1 million in cash. The notes are payable over the next 2 years. The remaining $300,000 of the sale is scheduled to close during fiscal 1998, for cash. The Company remained as guarantor on the debt assumed, however such debt was fully repaid by April 30, 1997. (See Note 12 of the Notes to the Company's Consolidated Financial Statements).

    In May 1996, Proactive Technologies, Inc. ("Proactive"), the Company's second largest shareholder, proposed to the Company a transaction pursuant to which the Company would transfer certain of its assets and liabilities to J.T. Williams, Jr., the Company's former Chairman of the Board and Chief Executive Officer, in exchange for 551,321 shares of Common Stock owned by Mr. Williams (approximately 42% of the outstanding Common Stock, the "Redemption Shares") and the cancellation of his option to purchase an additional 100,000 shares of Common Stock. On August 1, 1996 the Company entered into an agreement, subject to shareholder approval, pursuant to which it agreed to transfer assets comprised principally of the Eagle's Landing Golf Course and Country Club, the Inn at Eagle's Landing, approximately 250 acres of commercial and industrial real estate, land sufficient to construct an additional nine hole golf course, the Company's interest in certain joint ventures and approximately $2 million cash. The agreement provided that the transaction would be effective as of May 1, 1996.

     On September 30, 1996, the shareholders of the Company approved the transfer agreement, and the transaction closed on November 16, 1996. The net assets transferred had a historical cost basis of approximately $17,191,000 which has been reflected as a reduction to shareholders' equity in the accompanying balance sheet. The net operating results of the transferred assets have been removed from the statement of operations retroactively to the effective date and have not been considered in the determination of net income of the Company. Furthermore, adjustments to prior year results of operations have been made to account for the transferred assets. The prior year results of the transferred assets have been reflected as discontinued operations in the accompanying statements of operations and cash flows.

    The prior year results of the transferred assets have been reflected as discontinued operations resulting in a loss of $33,876 in the accompanying statement of operations, and a net use of $2,378,902 in the statement of cash flows. Additionally, 1997 statement of retained earnings and the balance sheet reflect a net reduction of $17,191,000 as a result of the net transfer of assets.

Inflation

   The effect of inflation was negligible in fiscal 1997 and 1996. If inflation and interest rates return to their previously higher levels, they could have a material adverse effect upon the real estate and construction industries and could significantly and adversely affect the Company's ability to sell its real estate.

ITEM 7. FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
Killearn Properties, Inc.

  We have audited the consolidated balance sheet of Killearn Properties, Inc. and Subsidiaries as of April 30, 1997, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the years ended April 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Killearn Properties, Inc. and Subsidiaries as of April 30, 1997 and 1996 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Atlanta, Georgia
June 28, 1997

                    KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                                 Year Ended April 30
                                                 --------------------
                                               1997              1996
                                               ----              ----
Revenues
Sales of lots                        $      6,130,617      $  5,437,540
Other land sales                            7,294,544        10,691,633
Less:
Estimated uncollectible sales                (230,803)          (85,285)
                                           ----------        ----------
Net sales of lots and land                 13,194,358        16,043,888

Sales of residential construction             155,000            45,500
Commission income                             189,555           321,803
Interest income                               626,071           899,115
Equity in income from joint venture            55,232           490,464
Other income                                   26,958            31,375
                                           ----------        ----------
Total revenues                             14,247,174        17,832,145


Costs and expenses:
Cost of lots sold                           3,635,661         3,833,208
Cost of other land sold                     4,603,253         8,059,027
Cost of residential construction sold         179,879            42,063
Commissions and selling expenses            1,663,933         1,583,636
Interest expense                              710,413           443,996
Depreciation                                   93,823           111,458
Property taxes                                153,237           182,216
Litigation settlement and expenses                  0            27,197
General and administrative expenses         1,372,656         1,589,409
                                           ----------        ----------
Total costs and expenses                   12,412,855        15,872,210
                                           ----------        ----------

Earnings before income taxes                1,834,319         1,959,935

Income taxes                                  738,996           682,904
                                            ---------        ----------
Net income before discontinued operations   1,095,323         1,277,031

Discontinued operations:
Net loss from transferred operations
(net of income tax benefit of $18,008)              0           (33,676)
                                            ---------        ----------

Net income                           $      1,095,323      $  1,243,355
                                            =========        ==========
Earnings per share before
  discontinued operations            $           1.23      $        .86
Discontinued operations                             0              (.02)
Earnings per share                   $           1.23      $        .84
                                            =========        ==========

Weighted average number of common shares      887,412         1,438,733

The accompanying notes are integral part of these consolidated financial statements.

                   KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 April 30, 1997
ASSETS

Cash (including restricted cash of $9,500)           $      269,194

Accounts receivable                                         238,371
Notes receivable from related parties                     6,602,103
Notes receivable                                             25,140
Land contracts receivable
            Retail                                          127,052
            Other                                           705,770
                                                          ---------
            Total receivables                             7,698,436
Less: Allowance for uncollectibles                         (313,882)
                                                          ---------
Net receivables                                           7,384,554
                                                          ---------

Investment in joint ventures                                  1,410
Residential house inventory                                 172,542
Real estate held for development and sale, at cost
             Land developed and under development        21,065,586
             Real estate under contract for sale          3,194,374
                                                         ----------
                                                         24,259,960
                                                         ----------

Property under contract for sale                            181,580
                                                         ----------

Property and equipment, at cost
            Buildings                                       487,111
            Machinery, equipment and vehicles               367,646
            Furniture and fixtures                          208,966
                                                          ---------

            Total property and equipment                  1,063,723
            Less: Allowance for depreciation               (538,581)
                                                         ----------

            Property and equipment - net                    525,142
                                                         ----------

Other assets                                                 17,135
                                                         ----------

Total assets                                        $    32,811,517
                                                         ==========


The accompanying notes are an integral part of these consolidated financial statements.

               KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                             April 30, 1997

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Accounts payable and other accrued expenses     $    1,452,747
    Income taxes payable                                 2,539,347
    Accrued interest                                       476,038
    Customers' deposits                                    130,900
    Debt (including current maturities                  19,948,364
            of $17,737,441 - see Note 6)
    Deferred income                                      1,823,823
    Deferred income taxes                                3,313,236
                                                        ----------

Total liabilities                                       29,684,455
                                                        ----------

Stockholders' equity:

    Common stock - $ .10 par value - authorized 6,000,000
     shares, 887,412 shares issued and outstanding          88,741
    Additional paid-in capital                           1,942,998
    Retained earnings                                    1,095,323
                                                        ----------

Total stockholders' equity                               3,127,062
                                                        ----------

Total liabilities and stockholders' equity          $   32,811,517
                                                       ===========


The accompanying notes are an integral part of these consolidated financial statements.



                  KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 Year Ended April 30
                                                 -------------------
                                                1997           1996
                                                ----           ----
Common Stock:
   Balance at beginning of year          $     143,873  $     143,873
   Stock redemption                            (55,132)             0
                                             ---------      ---------
   Balance at end of year                       88,741        143,873

Additional paid-in capital:
   Balance at beginning of year              6,846,014      6,846,014
   Stock redemption                         (4,903,016)             0
                                             ---------      ---------
   Balance at end of year                    1,942,998      6,846,014

Retained earnings:
   Balance at beginning of year             12,232,696     10,989,341
   Net earnings                              1,095,323      1,243,355
   Stock redemption                        (12,232,696)             0
                                            ----------     ----------
   Balance at end of year                    1,095,323     12,232,696

                                            ----------     ----------
            Total stockholders' equity   $   3,127,062  $  19,222,584
                                            ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              Year Ended April 30
                                              -------------------
                                           1997                  1996
                                           ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                          $    1,095,323       $  1,243,355
 Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
 Depreciation                                93,823            111,458
 (Gain) Loss on disposition of assets        (1,681)             4,552
 Equity in income from joint ventures       (55,232)          (490,464)
 Loss from discontinued operations                0             33,676
 Changes in operating assets and
   liabilities:
    Accounts receivable                      76,400           (231,026)
    Notes receivable                        755,823            703,807
    Deferred income                        (880,583)        (2,456,790)
    Residential house inventory             (14,236)           537,798
    Real estate held for development
     and sale                             2,091,807          1,036,345
    Utility deposits                              0             22,000
    Other assets                            207,088             57,901
    Accounts payable                       (665,187)           609,385
    Current and deferred income
      taxes payable                      (1,193,949)           782,599
    Customers' deposits                    (144,397)           163,154
    Other liabilities                        28,075            226,351
                                        -----------          ---------
 Net cash provided by operating
    activities                            1,393,074          2,354,101
                                        -----------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment, net of
    non-cash transactions                   (52,170)           (81,443)
 Investment in joint ventures                     0            (31,791)
 Distributions from joint ventures           55,232            802,747
 Proceeds from sale of fixed assets           6,800             16,574
 Net change in assets from discontinued
                  operations                      0         (2,964,125)
                                        -----------          ---------
Net cash used in investing activities         9,862         (2,258,038)
                                        -----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from loans                    8,904,246          6,751,358
   Principal payments on debts          (10,224,982)        (7,124,498)
                                        -----------       ------------
Net cash used in financing activities    (1,320,736)          (373,140)
                                        -----------       ------------
NET CHANGE IN CASH                           82,200           (277,077)
Cash - beginning of year                    186,994            464,071
                                        -----------         ----------
Cash - end of year                   $      269,194        $   186,994
                                        ===========         ==========

Supplemental Information

Cash paid:
    Interest, net of amounts capitalized, was $619,483 and $225,415 in fiscal 1997 and 1996, respectively.
    Income taxes were $1,234,276 and $10,000 in fiscal 1997 and 1996, respectively.

Supplemental Schedules of Non-Cash Investing and Financing Activities, which are not reflected above:

    During fiscal 1995, $7,592,343 in debt was assumed by the purchaser in a land sale transaction, of which there was no outstanding balance at April 30, 1997, and $90,374 was outstanding at April 30, 1996.

    See Note 3 for description of non-cash stock redemption.

The accompanying notes are an integral part of these consolidated financial statements.

KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Two Year Period Ended April 30, 1997


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

(c)       Cash

          The Company classifies as cash equivalents any investment which can be readily converted to cash and has an original maturity of less than three months. At times, cash balances at a limited number of banks and financial institutions may exceed insurable amounts. The Company believes it mitigates its risks by depositing cash in sound financial institutions.

(d)       Real Estate Held for Development and Sale

          Real estate held for development and sale is recorded at the lower of cost or estimated net realizable value. Expenditures for land development are capitalized and allocated to development projects by the specific identification method. Costs are allocated to specific lots based on the ratio of the lot sales price to the estimated total project sales price times the total project costs. Interest and property taxes are capitalized while development is in progress. Total interest and property taxes capitalized during 1997 and 1996 were as follows:

                         1997                     1996
                      ---------                ---------
    Interest          1,590,450                1,786,914
    Property Taxes       97,978                  187,115

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

(f)      Income Taxes

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

(g)      Disclosures about Fair Value of Financial Instruments:

         The amounts recorded in the financial statements for the Company's receivables, payables, and investment in unconsolidated joint ventures are carried at amounts that approximate fair value. Long-term debt is carried at amounts which approximate fair value based on current borrowing rates for loans with similar terms.

(h)      Earnings Per Share

         The weighted average number of shares outstanding is adjusted to recognize the dilutive effect, if any, of outstanding stock options in calculating earnings per share.

(i)      Reclassifications

         Certain amounts in the 1996 financial statements and notes to consolidated financial statements have been reclassified to conform with the 1997 presentation.

(j)      Use of Estimates

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

NOTE 2 - Land Contracts Receivable

    Land contracts receivable, arising from sales of lots to individuals and builders, are generally due over periods which range from one to three years and provide for stated interest ranging from 9% to 11.5% per annum. The weighted average stated interest rate of retail land contracts receivable was 10.12% at April 30, 1997. Retail contracts receivable at April 30, 1997 are all due in fiscal 1998.

NOTE 3 - Stock Redemption

    On August 1, 1996, the Company entered into an agreement, subject to shareholder approval, pursuant to which it agreed to acquire the 551,321 shares of common stock in the Company held by J.T. Williams, Jr., the Company's former Chairman of the Board and Chief Executive Officer, and the cancellation of his option to purchase an additional 100,000 shares of common stock through the transfer of certain of its assets and liabilities. The net assets identified in the agreement consisted principally of the Eagle's Landing Golf Course and Country Club, the Inn at Eagle's Landing, a note for approximately $2 million and approximately 250 acres of commercial and industrial real estate, subject to certain mortgages and other liabilities. The agreement provided that subject to shareholder approval, the redemption would be effective as of May 1, 1996. Accordingly, the net cash flows related to the transferred assets from the effective date (May 1, 1996) until the closing date would be transferred to or funded by J.T. Williams, Jr.

    On September 30, 1996, the shareholders of the Company approved the redemption, and the transaction closed on November 16, 1996. The historical cost basis of approximately $17,191,000 of the net assets transferred has been reflected as retired treasury stock in the accompanying balance sheet and statement of changes in stockholders' equity. The net operating results of the transferred assets have been removed from the statement of operations retroactively to the effective date and have not been considered in the determination of net income of the Company for the year ended April 30, 1997. The prior year results have been adjusted to reflect the net operating results of the transferred assets as discontinued operations. Revenues from discontinued operations for fiscal 1996 were approximately $3.0 million.

    The following table reflects the assets and liabilities transferred in exchange for the shares held by J. T. Williams prior to the retirement of these shares:

                            Description               Amount

                  Assets:
                  Cash                           $   (26,847)
                  Accounts receivable                433,402
                  Investment in joint ventures        74,695
                  Real estate                      7,402,242
                  Fixed assets, net               12,017,479
                  Other assets                       182,894
                                                  ----------
                       Total assets               20,083,865

                  Less:  Liabilities
                  Accounts payable                 2,474,388
                  Customers' deposits              1,243,440
                  Debt                            (1,604,287)
                  Deferred income taxes payable      779,480
                                                  ----------
                       Total liabilities           2,893,021
                                                  ----------
                       Net assets transferred     17,190,844
                                                  ==========

NOTE 4 - Real Estate Held for Development and Sale

    Information with respect to real estate held for development and sale at April 30, 1997 is as follows:

Land developed and under development:
               Land fully developed           $   5,462,022
               Land under development            15,603,564
                                                -----------
                                              $  21,065,586
                                                ===========

     Real estate under contract for sale:
               Lot sales                      $   1,217,585
               Other land sales                   1,976,789
                                                -----------
                                              $   3,194,374
                                                ===========

    Included in land under development are portions of the properties undergoing development activity which have not reached the stage at which they can be offered for sale.

NOTE 5 - Customers' Deposits

    At April 30, 1997, customers' deposits includes receipts relating to real estate under contract for sale which have not yet been recorded as sales of approximately $67,400, and deposits on contracts being negotiated of $63,500.


NOTE 6 - Debt

    At April 30, 1997, the Company had various note agreements with financial institutions and individuals. These note agreements are summarized as follows:


                                                          April 30, 1997
                                                              Balance
                                                          --------------
         Term notes payable to Bank (A)                   $  8,152,279
         Term notes payable (B)                              3,184,518
         Development notes payable to a Bank (C)             2,313,184
         Other notes payable (D)                             6,334,383
                                                            ----------
                                                          $ 19,984,364
                                                            ==========

(A) Subsequent to the Company's year end, the Company restructured its loan agreement with a bank, involving its Georgia operations. The loan is collateralized by first mortgages on substantially all of the undeveloped land in the Company's Georgia project and certain contracts receivable. Upon the sale of the property serving as collateral, release prices, which vary with the development, are applied against the loan balance owed to the bank. As these properties are developed, the Company has been able to secure development loans from other lenders in an amount sufficient to pay the release price and all development costs, which are ultimately satisfied with proceeds from the sale of the properties. Interest on this loan is payable at the Bank's prime rate plus 1.25% per annum, and the maturity of the loan is in July 2000.

(B) On November 16, 1996, the Company, upon closing the agreement discussed in Note 3, signed a note payable in the amount of approximately $3.3 million. The terms of the note call for interest at the rate of 10.5% per annum, with the principal balance being due in August 1997.

(C) The Company normally borrows its development loans for its Georgia properties from a bank. The approximate balance of such loans at April 30, 1997 was $2.3 million and at April 30, 1996 was $3 million. The terms of such loans require interest at the bank's prime rate plus 1.5% or 2%. The bank's prime rate on April 30, 1997 was 8.5%. The principal reduction of these loans is from lot release prices which vary with the development. Normally, the loan is due one year from the date of the loan and is extended for one year, if necessary.

(D) The Company has other notes payable, which are due in various installments through 2001 and bear interest at 8.89% to 12% at April 30, 1997.

Maturities of debt outstanding at April 30, 1997 follow:

            Fiscal Years of Maturity                Amount
            ------------------------                ------
                    1998                      $    17,737,440
                    1999                            1,545,756
                    2000                              346,537
                    2001                              318,631
                                                -------------
                                              $    19,948,364
                                                =============

    Substantially all of the Company's assets are mortgaged or pledged as collateral for its indebtedness. Most of the agreements with the lenders provide that the Company will not declare or pay dividends to its stockholders.

NOTE 7 - Liability for Improvements

    On partially developed lots, the Company is obligated to complete the land improvements on various specified dates. Under an agreement with the Leon County Commission and the Division of Florida Land Sales, the Company was required to maintain an improvement trust fund as partial assurance to provide funds to complete improvements to its Florida properties. During fiscal 1997, the Company applied the cash balance of this fund towards the cost of these improvements, leaving no balance in the fund at April 30, 1997.

     The total cost to complete the improvements to tracts from which sales have been made is estimated to be $135,000 at April 30, 1997, which pertains to lots and land previously sold.

     The Company is required to provide improvements in settlement of litigation (see Note 11) regarding future Government permits for assets sold in its Florida sale. The estimated $278,214 cost of these improvements is included in the accompanying balance sheet.

     Anticipated expenditures for land improvements to complete all of the areas from which sales have been made through April 30, 1997 are expected to be incurred in the year ending April 30, 1998. These anticipated expenditures do not include any future expenditures on new communities or areas in existing communities which have not yet been offered for sale.

NOTE 8 - Income Taxes

    The Company had net operating loss carryforwards for state income tax purposes of $4,645,809 and $7,626,356 at April 30, 1997 and April 30, 1996,
respectively. The state net operating loss carryforwards expire in years 2002 through 2010. The Company has recorded a deferred tax liability for the expected reversal of the taxable temporary differences. For financial reporting purposes, a valuation allowance has not been recognized to offset the deferred tax asset related to the net operating loss carryforwards.

    The provision for income taxes consists of the following:

Income taxes                       1997               1996

        Current             $    1,918,477     $  1,289,010
        Deferred                (1,179,481)        (624,114)
                                 ---------        ---------
        Total provision     $      738,996     $    664,896
                                 =========         ========


     Significant components of the Company's deferred tax liability as of April 30, 1997 and April 30, 1996 are as follows:

Tax effect of                            1997               1996
    Net Operating Loss
    Carryforwards                  $   (268,552)     $    (464,715)
    Taxable Temporary Differences:
      Differences in the timing
       of Profit Recognition of
       Sale of Real Estate              805,558            914,138
    Differences in Land Basis         2,813,508          5,111,353
    Depreciation                         18,870            461,363
    Deferred Compensation                     0           (699,445)
    Other                               (56,148)           (50,497)
                                     ----------          ----------
      Net Deferred Tax Liability   $  3,313,236        $ 5,272,197
                                     ==========          =========

    Deferred tax expenses results from temporary differences in the recognition of certain items for tax and financial reporting purposes. The deferred income tax liability was reduced during the current year as a result of the transfer of assets agreement discussed in Note 3 to the Consolidated Financial Statements. This reduction of $779,480 to deferred taxes is related to temporary differences in book and tax bases of land and buildings transferred.

    The difference between the total income tax expense and the amount computed by applying the U.S. federal statutory tax rate to pre-tax income was not material.

NOTE 9 - Employee Benefit Plans

    In the past years, substantially all of the Company's full-time employees participated in the Company's 401(k) retirement plan. However, during the current year, the Company terminated its plan due to the decreased number of employees remaining after the transfer of net assets discussed in Note 3.

    The Company has a defined contribution employee profit-sharing plan (covering all full-time employees) which provides for discretionary contributions by the Company based on its consolidated net earnings. The Company made no contribution in the year ended April 30, 1997, and contributed $53,960 for the year ended April 30, 1996. Subsequent to year end, the Company terminated the profit sharing plan.

    Pursuant to the agreement discussed in Note 3, the Company entered into employment agreements with J.T. Williams, Jr. and David K. Williams, whereby they will continue to serve the Company for periods of ten years and three years, respectively. The employment agreement for J. T. Williams, Jr. will provide for an annual salary for the first five years of $200,000 and $150,000 thereafter, and the employment agreement for David K. Williams will provide for an annual salary of $96,242 and an annual bonus of $20,000, in each case plus cost of living increases of 5% per year.

    Additionally, the Company also funds a retirement plan for two key employees of the Company. The required payments to the employees are being funded by the purchase of insurance.


NOTE 10 - Stock Options

    The Company has a Stock Option Plan which provided for issuance of shares to employees at prices not less than the fair market value on dates of grant (not less than 110% of fair market value for options granted to persons owning 10% or more of the Company's common stock.)

    The Company granted 25,000 stock options to certain employees at an exercise price of $5.125 per share, all of which expired during the fiscal 1996. There were no stock options exercised or granted under the plan for years ended April 30, 1997 and 1996.

    On April 24, 1992, the Board of Directors issued a five year non-qualified option to the President of the Company to purchase 100,000 shares of the Company's stock for $3.60, which was 10% above the market value on such date. These options were canceled during the current fiscal year in connection with the transaction discussed in Note 3.


NOTE 11 - Commitments and Contingencies

    In fiscal 1994, a Florida appellate court issued a final order in the Company's lawsuit with the Department of Community Affairs, State of Florida, regarding most of the Company's undeveloped property in Florida. Among other things, the court ruled that sanitary sewer had to be extended to some properties that had been sold and developed by other developers. As of April 30, 1996 the estimated cost is $278,214, which is included in the accompanying balance sheet, and is expected to be incurred over the next fiscal year.

    The Company is a party to certain other legal proceedings in the ordinary course of business. In the opinion of management, none of these proceedings should have a material adverse effect upon the Company.

NOTE 12 - Sale of Florida Properties

    On November 14, 1993, the Company entered into two agreements to sell substantially all of its Florida assets to Capital First, Inc., whose parent company subsequently became a shareholder of the Company, for approximately $25.7 million. As of April 30, 1997, approximately $25.4 million of the sale had closed, with the purchaser assuming approximately $9.2 million of the Company's debt, on which the Company remains liable; issuing notes to the Company, secured by a second mortgage on most of the assets purchased, totaling approximately $8.1 million; and paying approximately $8.1 million in cash. The notes are payable to the Company over the next 2 years and bear interest at 7% and 10% per annum. The amount of the notes due the Company at April 30, 1997 was $5.8 million, which is included in notes receivable from related parties in the accompanying consolidated balance sheet. The remaining $300,000 of the sale is scheduled to be closed during fiscal 1998, for cash. The Company's cost of the assets sold, and to be sold, is approximately $18.9 million. The resulting gross profit is being reported by the Company on the installment method over 5 fiscal years, beginning with fiscal 1994. At April 30, 1997, there remains approximately $1.5 million of gross profit to be recognized over the next 2 years as cash is collected.

Note 13 - Related Party Transactions

    During fiscal 1997, the Company sold a building for $550,000 to a company that later was purchased by Proactive Technologies, Inc., whose President is Mark A. Conner. The purchaser signed a promissory note in the amount of $550,000 that is included in notes receivable in the accompanying balance sheet and that bears interest at 9% per annum. The related unrecognized gain of approximately $82,000 from the sale of this asset is included in deferred income on the accompanying balance sheet, and will be recognized upon collection of the note.

    During fiscal 1997, the Company paid $125,000 in consulting fees to Proactive Technologies, Inc.

NOTE 14 Significant Risks and Uncertainties

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER

Executive Officers of the Company

    Information with respect to the Company's executive officers as of April 30, 1997 is as follows:

Name                 Age       Position                   Held Since
----                -----      --------                   ----------
Mark A. Conner       31     President & Chrmn. of the Bd.    1996
David K. Williams    37     Executive Vice Pres. and Scty.   1994
James F. Heidenreich 41     Senior Vice President            1996

    All executive officers of the Company serve at the pleasure of the Company's Board of Directors, with the exception of David K. Williams, who is employed by the Company pursuant to an employment agreement.

    Mark A. Conner has been President of the Company since September 1996. Mr. Conner has also been President of Proactive Technologies, Inc., a real estate company, since February 1996 and President of Capital First, Inc., a real estate company, since its incorporation in January of 1994. Mr. Conner earned a B.S. in Finance, with honors, from Florida State University in 1987. In October 1987, Mr. Conner founded Conner, White & Associates, Inc., a real estate company, which focused on the development of affordable housing for first time and mid-priced home buyers.

    David K. Williams has been Executive Vice President of the Company since May 1994. Mr. Williams has been employed by the Company since June 1983. He served as Vice President of Construction and Development from January 1987 until June 1989 and as President of Florida Operations from June 1989 until 1994.

    James F. Heidenreich has been Vice President of the Company since September 1996. Mr. Heidenreich has also been Vice President of Proactive Technologies, Inc. since February 1996 and Vice President of Capital First since its incorporation in January 1994. Mr. Heidenreich has been a licensed Real Estate Broker since 1985 and was President and owner of JFH Realty, Inc. which focused on commercial and large land tract sales, from 1988 to 1994.

The information required by this Item 9 concerning the Directors of the Company will be contained in the Company's 1997 definitive proxy material to be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

ITEM 10.   EXECUTIVE COMPENSATION

    The information required by this Item 10 will be contained in the Company's 1997 definitive proxy material to be filed with the Securities and Exchange
 Commission and is incorporated herein by this reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 11 will be contained in the Company's 1997 definitive proxy material to be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 12 will be contained in the Company's 1997 definitive proxy material to be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

1. Financial Statements. The following financial statements are included in Item 7 hereof:

    1.  Reports of Independent Certified Public Accountants

    2.  Consolidated Balance Sheet of the Company as of April 30, 1997

    3. Consolidated Statements of Earnings for the fiscal years ended April 30, 1997 and 1996

    4. Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended April 30, 1997 and 1996

    5. Consolidated Statements of Cash Flows for the fiscal years ended April 30, 1997 and 1996

    6.  Notes to Consolidated Financial Statements

2.  Exhibits.

    See Exhibit Index, below.
     (b)  Reports on form 8 - K
       No reports on Form 8-K were filed during the fourth quarter of fiscal
1997.





SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     KILLLEARN PROPERTIES, INC.

Date:    July 25, 1997               By: /s/ Mark A. Conner
                                     MARK A. CONNER,
                                     President and Chairman of the Board



    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the date indicated.

DATE:    July 25, 1997               /s/ Mark A. Conner
                                     MARK A. CONNER,
                                     President and Chairman of the Board

DATE:    July 25, 1997               /s/ Langdon K. Flowers
                                     LANGDON K. FLOWERS, Director

DATE:    July 25, 1997               /s/ Mallory E. Horne
                                     MALLORY E. HORNE, Director

DATE:    July 25, 1997               /s/ Robert E. Maloney, Jr.
                                     ROBERT E. MALONEY, JR., Director

DATE:    July 25, 1997               /s/ Melvin L. Pope, Jr.
                                     MELVIN L. POPE, JR., Director

DATE:    July 25, 1997               /s/ David K. Williams
                                     DAVID K. WILLIAMS, Director and
                                     Executive Vice President (Principal
                                     Financial and Accounting Officer)

DATE:    July 25, 1997               /s/ J.T. Williams, Jr.
                                     J.T. WILLIAMS, JR., Director



                             EXHIBIT INDEX

                                   Page No. or Incorporated by Reference
Exhibit No.    Description               to the Document Listed Below

   (3)         Articles of Incorporation as           1981 Form 10-K
               amended and Bylaws of the
               Company

   (10.1)      Executive Compensation Plan and Arrangements

   (10.1)      1992 Incentive Stock Option Plan for   1994 Form 10-K
               Employees

   (10.2)      Agreement to Purchase and Sell         Report on Form 8-K
               between the Company and Capital        dated November 22,
               First Inc.                             1993

   (13)        Annual Report to Shareholders for      1997 Form 10-K
               the fiscal year ended April 30, 1997

   (22)        Subsidiaries of the Company            1994 Form 10-K

26


27