Form 10QSB
period 1997-07-31
KILLEARN PROPERTIES INC
filed 1997-09-15
CIK 55742

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  Form 10-QSB

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15[d] OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 1997

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
INDEX

Part I.  Financial Information

   Item 1.  Consolidated Condensed Financial Statements (Unaudited):

    Consolidated Condensed Balance Sheet as of July 31, 1997                 3

    Consolidated Condensed Statements of Operations for the Three            4
      Months Ended and July 31, 1997 and 1996

    Consolidated Statements of Cash Flows for the Three Months               5
      Ended July 31, 1997 and 1996

    Notes to Consolidated Condensed Financial Statements                     6

   Item 2.  Management's Discussion and Analysis of Financial Condition      7
               and Results of Operations

Part II  Other Information

   Item 1.  Legal Proceedings                                                9
   Item 4.  Submission of Matters to a Vote of Security Holders              9
   Item 5.  Other Information                                                9
   Item 6.  Exhibits and Reports on Form 8-K                                10

Signatures                                                                  10
Exhibit Index                                                               11



PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

ASSETS                                               7/31/97
                                                   (Unaudited)
Cash                                            $    381,003
Accounts and notes receivable                      5,926,128
Land contracts receivable, net                       420,654
Real estate held for development and sale         25,434,265
Property under contract for sale                     141,196
Other property, plant and equipment, net             520,630
Other assets                                          18,131
                                                  __________
TOTAL ASSETS                                    $ 32,842,007
                                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable & other liabilities            $  2,106,148
Income taxes payable                               2,840,652
Mortgages & notes payable                         19,628,361
Deferred improvement revenue                         200,475
Deferred income taxes                              3,313,236
Deferred profit                                    1,209,547
                                                  __________
TOTAL LIABILITIES                               $ 29,298,419

STOCKHOLDERS' EQUITY

Common stock - par value $.10 per share;
  authorized 6,000,000 shares; issued
  887,412 shares                                $     88,741
Additional paid-in capital                         1,942,998
Retained earnings                                  1,511,849
                                                  __________
TOTAL STOCKHOLDERS' EQUITY                      $  3,543,589
                                                  __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 32,842,007
                                                  ==========
See Notes to Consolidated Condensed Financial Statements


KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                         Three Months Ended
                                        7/31/97          7/31/96
                                     (Unaudited)      (Unaudited)
INCOME:
 Net sales of land                    $4,123,503     $2,793,984
 Sales of residential construction             -        155,000
 Interest income                         148,123        146,381
 Commission income                        43,398         54,171
 Other revenues                            1,500         21,016
                                       __________     _________
 Total                                 4,316,524      3,170,552

EXPENSES:
 Cost of land sold                     2,737,304      1,873,560
 Cost of residential construction              -        178,954
 Commissions and selling expenses        447,572        395,167
 Interest expense                        161,097        123,444
 Depreciation                             19,440         31,083
 Property taxes                           49,057         31,771
 General & administrative costs          234,223        300,455
                                        _________     _________
TOTAL EXPENSES                         3,648,693      2,934,434

NET INCOME BEFORE INCOME TAXES           667,831        236,118
Income tax provision                     251,305         78,160
                                        _________     _________
NET INCOME                            $  416,526    $   157,958
                                       ==========    ==========

NET INCOME (LOSS) PER SHARE           $      .47    $       .18
                                       ==========    ==========

Weighted average shares outstanding       887,412       887,412
DIVIDENDS PER SHARE                          NONE          NONE

See Notes to Consolidated Condensed Financial Statements


KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         Three Months Ended
                                                        7/31/97       7/31/96
                                                        --------      --------
                                                      (Unaudited)   (Unaudited)

NET CASH FROM OPERATING ACTIVITIES:                     431,812        562,445
                                                    ___________     __________

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash from investing activities                        -              -
                                                    ___________    ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans                              10,946,077      2,518,080
    Principal payments on debt                      (11,266,080)    (2,883,865)
                                                    ___________    ___________
      Net cash from financing activities               (320,003)      (365,785)
                                                    ___________    ___________
NET INCREASE IN CASH                                    111,809        196,660

CASH - Beginning of period                              269,194        186,994
                                                    ___________    ___________

CASH - End of period                                $   381,003   $    383,654
                                                    ===========    ===========

Supplemental Information
Cash Paid:  Interest paid was $5,769 and $91,687 for fiscal 1998 and
            1997, respectively.
            Income taxes paid were $50,000 and $330,000 in fiscal 1998 and 1997, respectively.
See Notes to Consolidated Condensed Financial Statements


PART I. KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JULY 31, 1997

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

The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period covered. For further information, refer to the complete consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1997.

NOTE 2.  Transfer of Assets

On August 1, 1996, the Company entered into an agreement, subject to shareholder approval, pursuant to which it agreed to transfer certain of its assets and liabilities to J.T. Williams, Jr., the Company's former Chairman of the Board and Chief Executive Officer, in exchange for the 551,321 shares of common stock he held in the Company and the cancellation of his option to purchase an additional 100,000 shares of common stock.
The net assets identified in the agreement consisted principally of the Eagle's Landing Golf Course and Country Club, the Inn at Eagle's Landing, a note for approximately $2 million and approximately 250 acres of commercial and industrial real estate, and certain mortgages and other liabilities, as more fully described in the Company's proxy statement filed on August 26, 1996 Such transfer, once approved, was agreed to be effective as of May 1, 1996. Accordingly, the net cash flows related to the transferred assets from the effective date (May 1, 1996) until the closing date would be transferred to or funded by J.T. Williams, Jr.

On September 30, 1996, the shareholders of the Company (excluding J.T. Williams, Jr.) voted on and approved the transfer agreement, and the transfer closed on November 16, 1996. The net assets transferred had a historical cost basis of approximately $17,136,000 which has been reflected as a reduction to shareholders' equity in the accompanying balance sheet. The net operating results of the transferred assets have been removed from the statement of operations retroactively to the effective date and have not been considered in the determination of net income of the Company.








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

NOTE 4  Financing

The Company obtained various additional credit facilities during the three month period ending July 31, 1997. One such facility of approximately $2.5 million is being used for the acquisition and development of 93 acres of land in the Henry County area. Additional borrowings were for the financing of development costs under various development loans. These loans generally mature as the related lots are sold and bear interest rates at prime rate plus 1 to 1 1/4 points.

Additionally, on July 10, 1997, the Company modified its loan agreement with a bank involving its Georgia operations. The agreement provides for interest to be paid at the bank's prime rate plus 1.25% per annum, and matures on July 9, 1998. The loan is collateralized by first mortgages on substantially all the undeveloped land in the Company's Georgia property.
Upon the sale of collateralized property, release prices, which vary with the development, are applied against the loan balance owed to the bank.
The Company historically secures development loans from other lenders in an amount sufficient to pay the release price and all development costs, which are ultimately satisfied with proceeds from the sale of the properties.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales of land increased approximately $1,329,519 (67.76%) during the current three month period when compared to the same period a year ago. The primary reason for the increase was a result of the Company initiating a modified sales program intended to expand its marketing efforts, and the recognition of income in the Florida operations related to the sale of substantially all of the Florida assets in November 1993. During the second quarter of fiscal 1996, the Company began utilizing independent brokers, rather than Company employed salespersons, to market its property, which has resulted in increased sales.

Cost of land sold, as a percentage of net sales of land, was 66.38% for the current three month period which was relatively consistent with the prior year percentage of 67.1%.


Interest income increased approximately $1,700 during the current three month period when compared to the same period a year ago

Commission income decreased approximately $11,000 in the current three month period compared to the same period a year ago. Additionally, the commission and selling expenses increased approximately $52,400 in the current three month period. These overall changes resulted from the Company's change in its method of marketing homes in some of the Georgia developments in the second quarter of fiscal 1996 in net sales. At that time, the Company began using independent brokers rather than Company-employed salespersons.

Interest expense, when compared to the same period a year ago, increased approximately $38,000 for the current three month period. This increase is due to some interest expense incurred by the Company no longer being eligible for capitalization in accordance with Financial Accounting Standard 34.

General and administrative expenses decreased approximately $66,000 in the current three month period when compared to the same period a year ago. This decrease is due to reduction of life insurance benefits and salaries to the Company's former Chief Executive Officer and other employees as a result of the transaction described in Note 2 to the Company's financial statements.

The operating statements for the current three month period are not necessarily indicative of the results expected for the year.

Liquidity and Capital Resources

The Company finances its operations with operating cash flow and bank borrowings. On July 31, 1997 the Company had available lines of credit of approximately $1.7 million which may be drawn as needed for the development of the Company's property and other working capital needs. The Company continues to look for additional sources of lines of credit and other financing alternatives and believes that such sources are available on acceptable terms when the need for additional financing arise.

On July 10, 1997, the Company modified its loan agreement with a bank involving its Georgia operations. The agreement provides for interest to be paid at the bank's prime rate plus 1.25% per annum, and matures on July 9, 1998. The loan is collateralized by first mortgages on substantially all the undeveloped land in the Company's Georgia property. Upon the sale of collateralized property, release prices, which vary with the development, are applied against the loan balance owed to the bank. The Company historically secures development loans from other lenders in an amount sufficient to pay the release price and all development costs, which are ultimately satisfied with proceeds from the sale of the properties.

In addition, the Company has other debt maturing in the amount of approxi-mately $11.5 million in fiscal 1998 and $3.6 million in the following fiscal year. The Company anticipates that these obligations will be paid with the proceeds of land sales from normal operations, extension of debt or new borrowings.

PART II - OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

NONE

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

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


                                          KILLEARN PROPERTIES, INC.
                                         (Registrant)

Date:  September __, 1997                    /s/ David K. Williams
                                         _________________________
                                         DAVID K. WILLIAMS
                                         Chief Financial Officer
                                         Vice President



                                    EXHIBIT INDEX

                        Exhibit No.        Description          Page No.
                        -----------        -----------          --------

                           27        Financial Data Schedule      12
10


9