Form 10QSB
period 1997-10-31
KILLEARN PROPERTIES INC
filed 1997-12-15
CIK 55742

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549
                              Form 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15[d] OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 31, 1997

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

Page 1


KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
INDEX

Part I.  Financial Information

   Item 1.  Consolidated Condensed Financial Statements (Unaudited):

    Consolidated Condensed Balance Sheet as of October 31, 1997        3

    Consolidated Condensed Statements of Operations for the Six        4
      Months Ended and October 31, 1997 and 1996

    Consolidated Statements of Cash Flows for the Six Months           5
      Ended October 31, 1997 and 1996

    Notes to Consolidated Condensed Financial Statements               6

   Item 2.  Management's Discussion and
      Analysis of Financial Condition and Results of Operations        7

Part II  Other Information

   Item 1.  Legal Proceedings                                          9
   Item 4.  Submission of Matters to a Vote of Security Holders        9
   Item 5.  Other Information                                          9
   Item 6.  Exhibits and Reports on Form 8-K                           9

Signatures                                                            10
Exhibit Index                                                         11

Page 2


PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

ASSETS                                               10/31/97
                                                   (Unaudited)
Cash                                            $     52,804
Accounts and notes receivable                      5,824,684
Land contracts receivable, net                       554,334
Real estate held for development and sale         25,140,164
Property under contract for sale                     141,196
Other property, plant and equipment, net             504,837
Other assets                                       1,162,251
                                                  __________
TOTAL ASSETS                                    $ 33,380,269
                                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable & other liabilities            $  2,677,356
Income taxes payable                               2,121,308
Mortgages & notes payable                         20,047,362
Deferred improvement revenue                          13,125
Deferred income taxes                              3,313,236
Deferred profit                                    1,704,278
                                                  __________
TOTAL LIABILITIES                               $ 29,876,664

STOCKHOLDERS' EQUITY

Common stock - par value $.10 per share;
  authorized 6,000,000 shares; issued
  887,412 shares                                $     88,741
Additional paid-in capital                         1,942,998
Retained earnings                                  1,471,866
                                                  __________
TOTAL STOCKHOLDERS' EQUITY                      $  3,503,605
                                                  __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 33,380,269
                                                  ==========
See Notes to Consolidated Condensed Financial Statements

Page 3

KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                             Three Months Ended           Six Months Ended
                          10/31/97       10/31/96      10/31/97     10/31/96
                          (Unaudited)    (Unaudited)   (Unaudited)  (Unaudited)
INCOME:
 Net sales of land        $4,399,707     $2,801,702    $8,523,210    $5,595,686
 Sales of residential
     construction                  -              -             -       155,000
 Interest income             101,462        165,335       249,585       311,716
 Commission income            39,737         11,395        83,135        65,566
 Income from joint ventures        -         55,232             -        55,232
 Other revenues               69,467         11,961        70,967        32,977
                          __________     _________     __________    __________
 Total                     4,610,374      3,045,625    $8,926,898    $6,216,177

EXPENSES:
 Cost of land sold         3,659,568      1,617,936    $6,396,872    $3,491,496
 Cost of residential
     construction                  -            925             -       179,879
 Commissions and
     selling expenses        535,407        416,089       982,979       811,256
 Interest expense             73,272        146,238       234,369       269,682
 Depreciation                 19,444         25,862        38,884        56,945
 Property taxes              115,588         47,430       164,645        79,201
 General & administrative
     costs                   267,272        392,553       501,494       693,008
                           _________      _________    __________    __________
TOTAL EXPENSES             4,670,551      2,647,033    $8,319,243    $5,581,467

Net income before
     income taxes            (60,177)       398,592       607,655       634,710
Income tax provision         (22,645)       154,343       228,660       243,195
                           _________      _________    __________    __________
NET INCOME                $  (37,533)    $  244,249    $  378,995    $  391,515
                          ==========     ==========    ==========    ==========

NET INCOME PER SHARE      $     (.04)    $      .28    $      .43    $      .44
                          ==========     ==========    ==========    ==========

Weighted average shares
     outstanding             887,412        887,412       887,412       887,412

See Notes to Consolidated Condensed Financial Statements

Page 4

KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          Six Months Ended
                                                       10/31/97     10/31/96
                                                       --------     --------
                                                       (Unaudited)  (Unaudited)

NET CASH FROM OPERATING ACTIVITIES:                       (361,734)   (679,203)
                                                       ___________  __________

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                      (3,654)    (50,040)
    Distributions from joint ventures                       50,000     129,927
                                                       ___________  __________
       Net cash from investing activities                   46,346      79,887

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans                                 14,439,750   5,803,968
    Principal payments on debt                         (14,340,752) (5,043,734)
                                                       ___________  __________
      Net cash from financing activities                    98,998     760,234
                                                       ___________  __________
NET DECREASE IN CASH                                       216,390     160,918

CASH - Beginning of period                                 269,194     160,147
                                                       ___________  __________

CASH - End of period                                   $    52,804  $  321,065
                                                       ===========  ==========

Supplemental Information
Cash Paid:  Interest paid was $1,039,627 and $629,181.45 for fiscal 1997 and
            1998, respectively.
            Income taxes paid were $683,207 and $750,000 in fiscal 1997 and 1998, respectively.
See Notes to Consolidated Condensed Financial Statements

Page 5

PART I. KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 1997

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


Page 6


NOTE 3  Earnings per share

Earnings per share reflect the weighted average shares outstanding during each of the periods presented as reflected on the face of the income statement. As discussed in Note 2, the Company entered into an agreement to transfer certain net assets in exchange for 551,321 shares and the cancellation of an option to purchase 100,000 shares of the Company's common stock. Based on the effective date of that agreement, earnings per share are computed based on the number of shares outstanding during the period as if such shares were transferred on the effective date.

NOTE 4  Financing

The Company obtained various additional credit facilities during the six month period ending October 31, 1997. Two such facilities of approximately $2.5 million and $1.8 million are being used for the acquisition and development of 93 acres and 124 acres, respectively, of land in the Henry County area. Additional borrowings were for the financing of development costs under various development loans. These loans generally mature as the related lots are sold and bear interest rates at prime rate plus 1 to 1 1/4 percent.

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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales of land increased approximately $1.6 million (57%) during the current three month period and $2.9 million (52%) during the current six month period compared to the same period a year ago. The primary reason for the increase was a result of the Company's increase in commercial and bulk sales and the recognition of income related to the sale of substantially all of the Company's Florida assets in November 1993.

Cost of land sold, as a percentage of net sales of land, was 83% for the current three month period compared to 58% for the same period a year ago. Cost of land sold for the current six month period increased to 75% compared to 62% for the same period a year ago. These decreases in gross margins are due to the sales at discounted prices made in the current year on the commercial and bulk sales of land.

Page 7


Interest income decreased approximately $63,873 during the current three month period and $62,131 during the current six month period compared to the same periods a year ago primarily due to a decrease in the interest on notes receivable from the November, 1993 sale of substantially all the Company's Florida assets. As the principal is repaid, the related interest income is reduced.

Commission income increased approximately $28,342 in the current three month period and $17,569 in the current six month period compared to the same periods a year ago. Additionally, commission and selling expenses increased approximately $119,318 in the current three month period and $171,723 in the current six month period. These overall changes resulted from the Company's increase in net sales of Land.

Interest expense, when compared to the same period a year ago, decreased approximately $72,966 for the current three month period and $35,313 for the current six month period. This decrease is due to certain interest expense incurred by the Company being eligible for capitalization in accordance with Financial Accounting Standard 34.

General and administrative expenses decreased approximately $125,281 in the current three month period and $191,514 in the current six month period when compared to the same periods a year ago. This decrease is due to reduction of life insurance premiums and salary to the Company's former Chief Executive Officer and other employees as a result of the transaction described in Note 2 to the Company's financial statements.

The operating statements for the current three month period are not necessarily indicative of the results expected for the year.

Liquidity and Capital Resources

The Company finances its operations with operating cash flow and bank borrowings. On October 31, 1997 the Company had available lines of credit of approximately $1.5 million which may be drawn as needed for the development of the Company's property and other working capital needs. The Company continues to look for additional sources of lines of credit and other financing alternatives and believes that such sources are available on acceptable terms when the need for additional financing arise.

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



Page 8

In addition, the Company has other debt maturing in the amount of approximately $11.5 million in fiscal 1998 and $3.6 million in the following fiscal year. The Company anticipates that these obligations will be paid with the proceeds of land sales from normal operations, extension of debt or new borrowings.

The Company currently has Notes Receivable due from Proactive
Technologies, Inc., delinquent in the amount of $313,000.59 in interest and $550,000.00 in principal at October 31, 1997. An additional principal payment from Proactive of $1.8 million is due December 31, 1997, as well as additional interest payments. If these funds are not received, the Company may be required to seek alternative means of financing to meet its working capital and liquidity requirements, including seeking additional bank lines of credit, or the sale of equity or debt securities.


PART II - OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

NONE

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.
OTHER INFORMATION

The Company announced on or about December 3, 1997 that it had received a merger offer from its largest shareholder, Proactive Technologies, Inc., to purchase all remaining shares of common stock outstanding not currently held by Proactive for $9.00 per share in cash, subject to its obtaining financing, negotiation of a definitive agreement and certain other conditions. Proactive currently owns or controls 45% (404,396) of the outstanding common stock of the Company.

To review the merger proposal, a special committee of Killearn directors has been named, which includes all four non-Proactive affiliated directors. The Company has a total of seven directors of which three are affiliated with Proactive. The special committee has asked Proactive to demonstrate its ability to obtain the necessary financing on or before December 31, 1997. If the Board approves the offer and a definitive agreement is executed, the proposed merger will be submitted to the Company's shareholders for their approval. There is no assurance the proposed merger will be approved by the Board nor the shareholders.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K
  (a) Exhibits
      The following exhibit is being filed with this report:

      Exhibit No.       Description
      -----------       -----------
      27                Financial Data Schedule
  (b) Reports on Form 8-K

      NONE
Page 9



SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KILLEARN PROPERTIES, INC.
                                         (Registrant)

Date:  December 15, 1997                    /s/ David K. Williams
                                         _________________________
                                         DAVID K. WILLIAMS
                                         Chief Financial Officer
                                         President








Page 10



                             EXHIBIT INDEX

                 Exhibit No.        Description          Page No.
                 -----------        -----------          --------

                    27        Financial Data Schedule      12