Form 10QSB
period 1998-01-31
KILLEARN PROPERTIES INC
filed 1998-03-17
CIK 55742

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549
                              Form 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15[d] OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended January 31, 1998

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

                       Issuer's telephone number
                              (770) 389-2020

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
INDEX

Part I.  Financial Information

   Item 1.  Consolidated Condensed Financial Statements (Unaudited):

    Consolidated Condensed Balance Sheet as of January 31, 1998        3

    Consolidated Condensed Statements of Operations for the Nine       4
      Months Ended January 31, 1998 and 1997

    Consolidated Statements of Cash Flows for the Nine Months          5
      Ended January 31, 1998 and 1997

    Notes to Consolidated Condensed Financial Statements               6

   Item 2.  Management's Discussion and
      Analysis of Financial Condition and Results of Operations        7

Part II  Other Information

   Item 1.  Legal Proceedings                                          9
   Item 4.  Submission of Matters to a Vote of Security Holders        9
   Item 5.  Other Information                                          9
   Item 6.  Exhibits and Reports on Form 8-K                           9

Signatures                                                            10
Exhibit Index                                                         11

Page 2

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

ASSETS                                               1/31/98
                                                   (Unaudited)
Cash                                            $    261,897
Accounts and notes receivable                      6,666,200
Land contracts receivable, net                       557,428
Real estate held for development and sale         25,395,125
Property under contract for sale                     141,196
Other property, plant and equipment, net             485,393
Other assets                                           3,410
                                                  __________
TOTAL ASSETS                                    $ 33,510,649
                                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable & other liabilities            $  1,885,629
Income taxes payable                               2,197,718
Mortgages & notes payable                         21,372,079
Deferred liabilities                                 116,000
Deferred income taxes                              3,313,236
Deferred profit                                    1,089,050
                                                  __________
TOTAL LIABILITIES                               $ 29,973,712

STOCKHOLDERS' EQUITY

Common stock - par value $.10 per share;
  authorized 6,000,000 shares; issued
  887,412 shares                                $     88,741
Additional paid-in capital                         1,942,998
Retained earnings                                  1,505,198
                                                  __________
TOTAL STOCKHOLDERS' EQUITY                      $  3,536,937
                                                  __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 33,510,649
                                                  ==========
See Notes to Consolidated Condensed Financial Statements

Page 3


KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                         Three Months Ended             Nine Months Ended
                                        1/31/98        1/31/97         1/31/98     1/31/97
                                     (Unaudited)    (Unaudited)      (Unaudited)  (Unaudited)
INCOME:
 Net sales of land                   $2,743,524     $3,202,738       $11,266,734   $8,798,425
 Sales of residential construction            -              -                 -      155,000
 Interest income                        180,120        137,071           429,705      448,787
 Commission income                            -         62,004            58,383      127,569
 Income from joint ventures                   -              -                -        55,232
 Other revenues                          40,651         18,161           111,618       51,138
                                      __________     _________       ___________   __________
 Total                               $2,964,295     $3,419,974       $11,866,440   $9,636,151

EXPENSES:
 Cost of land sold                    1,980,380      1,864,202       $ 8,377,252   $5,355,698
 Cost of residential construction             -              -                -       179,879
 Commissions and selling expenses       373,118        332,496         1,331,345    1,143,752
 Interest expense                       162,109        143,848           396,478      413,530
 Depreciation                            19,444         25,862            58,328       82,807
 Property taxes                         122,430         67,343           287,075      146,544
 General & administrative costs         257,302        340,744           758,796    1,033,752
                                     __________     __________       ___________   __________
TOTAL EXPENSES                       $2,914,783     $2,774,495       $11,209,274   $8,355,962

Net income before income taxes           49,512        645,479           657,166    1,280,189
Income tax provision                    (18,631)      (242,894)         (247,291)    (486,088)
                                     __________     __________       ___________   __________
NET INCOME                           $   30,881     $  402,585       $   409,875   $  794,101
                                     ==========     ==========       ===========   ==========

NET INCOME PER SHARE                 $      .03     $      .45       $       .46   $      .89
                                     ==========     ==========       ===========   ==========

Weighted average shares outstanding     887,412        887,412           887,412      887,412


See Notes to Consolidated Condensed Financial Statements

Page 4


KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         Nine Months Ended
                                                        1/31/98      1/31/97
                                                       --------     --------
                                                       (Unaudited)  (Unaudited)

NET CASH FROM OPERATING ACTIVITIES:                      2,326,764  (2,626,336)
                                                       ___________  __________

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                      (3,654)    (52,171)
    Distributions from joint ventures                       50,000     129,927
                                                       ___________  __________
       Net cash from investing activities                   46,346      77,756

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans                                 16,962,631   9,569,345
    Principal payments on debt                         (19,343,038) (7,057,756)
                                                       ___________  __________
      Net cash from financing activities               ( 2,380,407)  2,511,589
                                                       ___________  __________
NET DECREASE IN CASH                                   (     7,297)    (36,991)

CASH - Beginning of period                                 269,194     160,147
                                                       ___________  __________

CASH - End of period                                   $   261,897  $  123,156
                                                       ===========  ==========

Supplemental Information
Cash Paid:  Interest paid was $1,659,119 and 1,479,702 for fiscal 1997 and
            1998, respectively.
            Income taxes paid were $983,207 and 1,181,492 in fiscal 1997 and 1998, respectively.
See Notes to Consolidated Condensed Financial Statements

Page 5

PART I. KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 1998

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

NOTE 4  Financing

The Company obtained various additional credit facilities during the nine month period ending January 31, 1998. One such facility of approximately $2.4 million is being used for the acquisition of a First Mortgage on approximately 1,000 acres of land in Henry County, Georgia. The principal amount of this loan has been reduced to $441,000.00 by January 31, 1998. Additional borrowings were for the financing of development costs under various development loans. These loans generally mature as the related lots are sold and bear interest rates at prime rate plus 1 to 1 1/4 percent.

The Company modified its loan agreement with Killearn, Inc. The modification provided additional borrowing of approximately $1.2 million dollars, for a total outstanding principal balance at January 31, 1998 of $3,320,085.02. The maturity date was extended to December 31, 1999. J.T. Williams, a director of the company, is also the President of Killearn, Inc. Likewise, David K. Williams, the Company's President and Director is also a Director and shareholder of Killearn, Inc.

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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales of land decreased approximately $459,214 (14%) during the current three month period and increased $2.4 million (24%) during the current nine month period compared to the same period a year ago. The primary reason for the decrease in the current quarter was a reduction in bulk sales from the prior year. The primary reason for the increase in the current nine month period was a result of the Company's increase in commercial and bulk sales and the recognition of income related to the sale of substantially all of the Company's Florida assets in November 1993, as reported in the first quarter of the current year.

Page 7


Cost of land sold, as a percentage of net sales of land, was 72% for the current three month period compared to 55% for the same period a year ago. Cost of land sold for the current nine month period increased to 71% compared to 56% for the same period a year ago.
These decreases in gross margins are due to the sales at discounted prices made in the current year on the commercial and bulk sales of land. The Company's current sales policy provides for increased retail sales and less bulk sales at discounted prices in the future.

Interest income increased approximately $43,049 during the current three month period and decreased marginally during the current nine month period compared to the same periods a year ago. The current quarter increase was due to the purchase of a $3.4 million dollar first mortgage on property located in Henry County, Georgia.

Commission income decreased approximately $62,004 in the current three month period and $69,186 in the current nine month period compared to the same periods a year ago. Additionally, commission and selling expenses decreased approximately $12,378 in the current three month period and increased $134,593 in the current nine month period due to increased net land sales. These overall changes resulted from the Company's sales program that encouraged homebuilders in the Company's Communities to sell their homes through brokers other than the Company. This sales program has been discontinued.

Interest expense, when compared to the same period a year ago, increased approximately $18,261 for the current three month period and $17,052 for the current nine month period. This increase is due to certain interest expense incurred by the Company not being eligible for capitalization in accordance with Financial Accounting Standard 34.

General and administrative expenses decreased approximately $83,442 in the current three month period and $224,956 in the current nine month period when compared to the same periods a year ago. This decrease is due to reduction of life insurance premiums and salary to the Company's former Chief Executive Officer and other employees as a result of the transaction described in Note 2 to the Company's financial statements.

The operating statements for the current three month period are not necessarily indicative of the results expected for the year.

Liquidity and Capital Resources

The Company finances its operations with operating cash flow and bank borrowings. On January 31, 1998 the Company had available lines of credit of approximately $1.5 million which may be drawn as needed for the development of the Company's property and other working capital needs. The Company continues to look for additional sources of lines of credit and other financing alternatives and believes that such sources are available on acceptable terms when the need for additional financing arise.

Page 8

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

In addition, the Company has other debt maturing in the amount of approximately $1.5 million in fiscal 1998 and $19.3 million in the following fiscal year. The Company anticipates that these obligations will be paid with the proceeds of land sales from normal operations, extension of debt or new borrowings.

Recent Developments

The Company entered into an agreement on February 2, 1998 whereby the Company deeded three parcels of land and three joint venture properties to Proactive Technologies, Inc. ("Proactive"). Proactive was a major shareholder of the Company, and Proactive's Chairman and President was the Chairman and President of the Company until recently. The Company had made demand on Proactive Technologies, Inc. to pay three notes which were in default totaling $4.9 million, including past due interest through December 31, 1997. Under the agreement, Proactive Technologies paid approximately $1.5 million to reduce the Company's debt. The Company agreed to extend until December 31, 1999 the due date on approximately $3 million balance of Proactive Technologies debt, which will bear interest at 10% per annum, payable quarterly.
The Company also sold to Proactive three parcels of land and its interest in three joint ventures for $4.4 million, which is slightly higher than the book value of these assets. Proactive Technologies will assume the outstanding bank debt secured by these assets, together with all contracts and other obligations related to these projects incurred after December
31, 1997, the result of which significantly improved the Company's liquidity by reducing its debt by approximately $5.9 million.


PART II - OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

NONE

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.
OTHER INFORMATION

NONE

Page 9


ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K
  (a) Exhibits
      The following exhibit is being filed with this report:

      Exhibit No.       Description
      -----------       -----------
      27                Financial Data Schedule
  (b) Reports on Form 8-K

The Company filed Form 8-K for Change in Control of Registrant and Disposition of Assets on February 2, 1998.



SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         KILLEARN PROPERTIES, INC.
                                         (Registrant)

Date:  March 17, 1998                    /s/ David K. Williams
                                         _________________________
                                         DAVID K. WILLIAMS
                                         President








Page 10




                             EXHIBIT INDEX

                 Exhibit No.        Description          Page No.
                 -----------        -----------          --------

                    27        Financial Data Schedule      12