Form 10KSB
period 1998-04-30
KILLEARN PROPERTIES INC
filed 1998-08-03
CIK 55742

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-KSB

             Annual Report Pursuant to Section 13 or 15 (d) of the
                 Securities Exchange Act of 1934 (FEE REQUIRED)
                    For the fiscal year ended April 30, 1998
                         Commission File Number 1-6762

                          KILLEARN PROPERTIES, INC.
            (Exact name of small business issuer in its charter)

             Florida                          59-1095497
  (State or other jurisdiction     (I.R.S. Employer Identification No.)
  incorporation or organization)

       385 Country Club Drive              Stockbridge, Georgia 30281
                (Address of principal executive offices)

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

    Revenues for the fiscal year ended April 30, 1998 were $14,667,652.

    As of July 1, 1998, the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $7,986,708. This is based upon a closing market price of $9.00 per share of common stock, as reported on the American Stock Exchange - composite transaction tape.

    The number of shares outstanding of the registrant's common stock as of July 1, 1998 was 887,412.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Issuer's Proxy Statement in connection with its 1998 Annual Meeting of Shareholders (Part III)





KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
INDEX

PART I

ITEM 1.        BUSINESS

ITEM 2.        PROPERTIES

ITEM 3.        LEGAL PROCEEDINGS

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

ITEM 7.        FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER

ITEM 10.       EXECUTIVE COMPENSATION

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K





PART I

ITEM 1.        BUSINESS

    Killearn Properties, Inc. (the "Company") was organized as a Florida corporation in 1964. The Company is engaged primarily in the development of planned communities (see "ITEM 1. BUSINESS - Land Development," below) in the vicinity of Henry County, Georgia (see "ITEM 2. PROPERTIES," below). The Company's principal executive offices are located at 385 Country Club Drive, Stockbridge, Georgia 30281, (770) 389-2020.


Henry County, Georgia

    In April 1986, the Company purchased approximately 2,600 acres of property, known as the Eagle's Landing (see ITEM 2. "PROPERTIES," below), which is located in Henry County, Georgia. During fiscal 1987, the Company purchased 217 additional acres and obtained options to purchase 45 additional acres. Additionally, the Company purchased approximately 88 acres in fiscal 1997 and 366 acres in fiscal 1998. Henry County is an attractive location for industrial, commercial and residential development due to its close proximity to the Atlanta International airport and downtown Atlanta. The property is on an I-75 interchange.

    Henry County is a part of the metropolitan Atlanta area. Its principal cities are McDonough and Stockbridge. A portion of the Company's property is within the City of Stockbridge. It is estimated that Henry County, at present, has a population of approximately 98,103 persons and is projected to reach a population of approximately 140,836 persons by the year 2003.

    The greatest influence on the economy of Henry County is the service industry, followed by manufacturing, retail and trade administration.

Sale of Tallahassee, Florida Assets

    During fiscal 1994 and the first quarter of fiscal 1995, the Company sold substantially all of its Tallahassee properties, See Item 2. "Properties",
Item 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS and
Note 11 to the Company's Consolidated Financial Statements included in Item 7. Prior to the sale, the Company had developed communities in Tallahassee for thirty years, and had been the largest land developer in Leon County, Florida.

    At April 30, 1998, the Company had 22 fully developed lots remaining to be sold in Tallahassee, Florida. It is anticipated these lots will be sold in fiscal 1999.

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

    The Company believes it is the largest land developer in Henry County, Georgia. At April 30, 1998, the Company had approximately 234 platted lots available for immediate sale and approximately 526 acres of undeveloped land available for immediate or future development. The property remaining is presently zoned approximately 20% for industrial uses, 75% residential uses and 5% for commercial and other uses. The Company intends to continue to develop and divide its Henry County property into lots and to sell certain parcels to other developers.

    The management of the Company believes that, if the Company does not acquire any additional real estate and if the Company makes no bulk dispositions of real estate, the Company's present inventory of land is sufficient, at present levels of land sales, for at least four years of operation.

Liability for Improvements

    The Company is obligated to complete the improvements to each partially developed lot sold by it on a specified date no later than one year from the date of sale of each such lot.

    The Company is obligated to provide sewer in specified areas of the Florida property which it previously owned and sold to other developers for investment and resale. The estimated cost to the Company is $32,298, all of which is expected to be paid in fiscal 1999.

Sales and Marketing

    The Company's sales force consisted of 5 full-time salespersons at April 30, 1998. These salespersons are compensated by the Company on a salary plus commission or commission-only basis. Lots are sold by the Company primarily to builders and to persons who presently reside or who plan to reside in the Company's developments.

    Sales of lots to builders and prospective individual home buyers and sales of commercial tracts are made by the Company primarily for cash. (See notes 1, 2 and 4 of Notes to Consolidated Financial Statements of the Company.)

Employees

    At April 30, 1998, the Company had approximately 15 employees, including salespersons. Management of the Company believes that its relationship with its employees is good.

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

Economic Conditions

    The Company's business, as well as the real estate industry in general, is affected by a number of economic factors, including interest rates and inflation. Interest rates affect both the costs to individuals and builders of purchasing homes and lots from the Company and the carrying costs of undeveloped land. During the past fiscal year, interest rates on residential mortgage loans remained stable. In the past, the Company has increased the price of lots offered for sale to offset increased inflation. Such increases reduce the number of persons who are able to afford the lots and homes offered by the Company. If interest rates and inflation increase substantially, the real estate and construction industries would be adversely affected and the Company's ability to sell its real estate could be significantly adversely affected.


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

    At April 30, 1998, approximately 1,143 residential lots and 645 acres of other property had been sold by the Company. Approximately 234 platted residential lots remained to be sold and approximately 526 acres of other property remained to be platted and/or sold. In addition, the Company had approximately 160 acres which will be used for road right-of-way, utility easements and green areas.

    During fiscal 1997, in a transaction approved by the Company's shareholders, the Company transferred to J.T. Williams, Jr., the Company's former chairman and Chief Executive Officer, the Eagle's Landing Golf Course and Country Club, the Inn at Eagle's Landing, approximately 250 acres of commercial and industrial real estate, land sufficient to construct an additional nine hole golf course and certain other assets. See "Item 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" and Note 3 to the Company's Consolidated Financial Statements included in Item 7.


Tallahassee Properties

    The Company developed two major subdivisions in northeast Tallahassee, Florida. During fiscal 1994 and the first quarter of fiscal 1995, the Company sold substantially all of its remaining Tallahassee properties, See Item 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" and Note 11 to the Company's Consolidated Financial Statements included in Item 7.

    At April 30, 1998, the Company owned 22 platted lots in Tallahassee, Florida. All of these properties are expected to be sold during fiscal 1999.

Encumbrances

    Substantially all of the land owned by the Company in the above described subdivisions serves as collateral for the indebtedness of the Company. See Notes 6 and 11 of Notes to the Company's Consolidated Financial Statements included in Item 7.


ITEM 3.  LEGAL PROCEEDINGS

    In November 1997, the company purchased a note receivable collateralized by a first mortgage on land owned by International Realty Development Partners, LTD., L.L.C. ("International Realty"), the borrower. In
February 1998 the Company declared the loan in default and commenced foreclosure proceedings. In March 1998, International Realty filed a petition for relief in United States Bankruptcy Court. At April 30, 1998, International Realty owed the Company $3,344,702 in principal and $249,772 in accrued interest. On July 24, 1998 International Realty filed a lawsuit against the Company in the United States Bankruptcy Court for the District of Georgia, alleging among other things, breach of contract and fraud claims and seeking compensatory and punitive damages for amounts greater than the Company's note receivable. The Company believes that International Realty's
lawsuit is without merit   The Trustee in International Realty's bankruptcy
proceedings has received nonbinding written bids for the land that collateralizes the Company's mortgage that are sufficient to pay the Company in full. The Company intends to vigorously defend the lawsuit and continue to seek payment of it's receivable from International Realty.

    The Company is a party to certain other legal proceedings in the ordinary course of business. In the opinion of the management of, and general counsel to the Company, none of these proceedings, alone or in the aggregate, should have a material adverse effect upon the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted by the Company to a vote of its security holders during the fourth quarter of fiscal 1998.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock has been traded on the American Stock Exchange since 1980. Quarterly sales prices for the fiscal years ended April 30, 1998 and 1997 were as follows:

      Quarter of          1998                          1997
      Fiscal Year    High         Low           High         Low
        First        5 5/8        4 1/2        10 1/4       8 1/4
        Second      10 7/8        5 1/2         9 3/4       7 1/8
        Third        9 7/8        7             8 1/4       5 3/4
        Fourth       9            7 7/8         7 1/4       5

    The Company has never declared nor paid dividends.

    As of July 1, 1998 there were approximately 473 shareholders of record of the Company's Common Stock, excluding security position listings.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Liquidity and Capital Resources

    During the two year period ended April 30, 1998, the Company generated positive cash flows from operations due to the opening of several phases of the Company's subdivisions, increased bulk sales, and the receipt of principal and interest payments on notes received from the sale of the Company's
Tallahassee properties.

    During fiscal 1998, the Company restructured its principal loan for its Georgia operations (which had a balance of approximately $5 million at April 30,1998). The loan is collateralized by first mortgages on substantially all of the undeveloped land in the Company's Georgia property. Interest on this loan is payable at prime rate plus 1.25% per annum, and the loan matures in July 1998. Upon the sale of the property serving as collateral, release prices, which vary with the development, are applied against the loan balance owed to the bank. As these properties are developed, the Company has been able to secure development loans from lenders in an amount sufficient to pay the release price and all development costs, which are ultimately satisfied with proceeds from the sale of the properties.

    During fiscal 1999 and fiscal 2000, the Company has other debt maturing in the amounts of approximately $15.3 million and $1.0 million, respectively. The Company normally borrows its development loans for its Georgia properties from banks. Although the notes are short-term, the debt historically has been renewed or extended each year. The Company anticipates that such debt will be paid through funds generated by its normal operations, an extension of debt or new borrowings on the same collateral. During the past fiscal year, the Company reduced its debt by approximately $20.6 million and had new borrowings totaling approximately $17.0 million. The Company continues to seek lines of credit to satisfy its capital requirements.

    During fiscal 1999, the Company anticipates completing improvements of partially developed lots and tracts at an estimated cost of approximately $500,000 and improving undeveloped land at an estimated cost of approximately $1.4 million. The Company anticipates financing these improvements through: (1) funds Generated in the normal course of the Company's business; (2) utilization of Existing lines of credit; and (3) securing additional lines of credit. The Company anticipates that funds available from these sources will be sufficient to meet the needs of the Company during fiscal 1999. At April 30, 1998, the Company had available lines of credit totaling $516,000. These lines of credit will be drawn as needed for the development of the Company's property and operational expenses.

    The Company has a receivable at the end of the year for $3,344,702 principal and $249,772 in interest from International Realty Development Partners, LTD., L.L.C., who has filed for Chapter 11 Bankruptcy. See Item 3 "LEGAL PROCEEDINGS."

    On November 14, 1993, the Company entered into agreements to sell substantially all of its Florida assets for $25.7 million. As of April 30, 1998, the entire sale had closed with the purchaser assuming $9.2 million of the Company's debt; issuing notes to the Company totaling $8.1 million and paying $8.4 million in cash. At April 30, 1998, the remaining balance of the purchase price due to the Company was $ 2,463,248 which is payable over the next 2 years. (See Note 12 of the Notes to the Company's consolidated Financial Statements).

    In May 1996, Proactive Technologies, Inc., which at the time was the Company's second largest shareholder, proposed to the Company a transaction pursuant to which the Company would transfer certain of its assets and liabilities to J.T. Williams, Jr., the Company's former Chairman of the Board and Chief Executive Officer, in exchange for 551,321 shares of Common Stock owned by Mr. Williams (approximately 42% of the then outstanding Common Stock, the "Redemption Shares") and the cancellation of his option to purchase an additional 100,000 shares of Common Stock. On August 1, 1996 the Company entered into an agreement, subject to shareholder approval, pursuant to which it agreed to transfer assets comprised principally of the Eagle's Landing Golf Course and Country Club, the Inn at Eagle's Landing, approximately 250 acres of commercial and industrial real estate, land sufficient to construct an additional nine hole golf course, the Company's interest in certain joint ventures and approximately $2 million cash. The agreement provided that the transaction would be effective as of May 1, 1996.

     On September 30, 1996, the shareholders of the Company approved the transfer agreement, and the transaction closed on November 16, 1996. The net assets transferred had a historical cost basis of approximately $17,191,000 which has been reflected as a reduction to shareholders' equity in the Company's Consolidated Balance Sheet.




Results of Operations

    During fiscal 1998, sales remained fairly consistent with lot sales decreasing slightly by $194,026 (3.2%) while other land sales increased by $851,341 (12.1%). The Company reported a $113,882 gain as a result of a reduction in its allowance for estimated uncollectible sales related to a large reduction of it's Florida receivables.

    The Company discontinued its residential construction activities in fiscal 1994 and sold its remaining home in fiscal 1997.

    Interest income was approximately the same in fiscal 1998 and fiscal 1997. Interest income is expected to decline over the next few years as the notes receivables related to the Florida sale and various Georgia notes are paid.

    Gross profit on lot sales decreased to 34.5% in fiscal 1998 from 40.7% in fiscal 1997. Gross profit on other land sales also decreased in fiscal 1998 to 21.6% compared to 34.8% in fiscal 1997. These decreases in gross profit margins in fiscal 1998 were due to land sales of commercial properties and bulk sales of land at discounted prices. The Company's current sales policy provides for increased retail sales and less bulk sales at discounted prices in the future

    Commissions and selling expenses (net of commission income) as a percentage of net sales of lots, land and residential construction remained fairly consistent at 11.4% during fiscal 1998 compared to 11.2% in fiscal 1997.

    Interest expense decreased $162,517 in fiscal 1998 compared to 1997. This decrease is primarily due to a reduction in debt and certain interest expense incurred by the Company being eligible for capitalization in accordance with Financial Accounting Standard 34.

    Depreciation decreased by $16,251 in the current fiscal year when compared to the prior year.

    Property tax expense increased $60,712 in fiscal 1998 compared to 1997, due to an increase in the appraised values of the Company's properties.

    General and administrative expenses decreased $197,616 in fiscal 1998 when compared to fiscal 1997, as a result of the transfer of certain of the Company's assets discussed below.


Inflation

   The effect of inflation was negligible in fiscal 1998 and fiscal 1997. If inflation and interest rates return to their previously higher levels, they could have a material adverse effect upon the real estate and construction industries and could significantly and adversely affect the Company's ability to sell its real estate.

Other

   The Company is presently reviewing the potential impact of Year compliance issues on its information systems and business operations, and has preliminarily determined that any costs, problems or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on its future operations or financial condition.

ITEM 7. FINANCIAL STATEMENTS





To the Board of Directors and Stockholders
Killearn Properties, Inc.

  We have audited the consolidated balance sheet of Killearn Properties, Inc. and Subsidiaries as of April 30, 1998, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the years ended April 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Killearn Properties, Inc. and Subsidiaries as of April 30, 1998 and 1997 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Atlanta, Georgia
July 10, 1998, except as to the
information presented in Note 2,
for which the date is July 27, 1998

                                         /s/ PricewaterhouseCoopers L L P
                                             PricewaterhouseCoopers L L P





                    KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                                 Year Ended April 30
                                                 --------------------
                                               1998              1997
                                               ----              ----
Revenues
Sales of lots                           $    5,936,591     $  6,130,617
Other land sales                             7,915,082        7,063,741
                                            ----------       ----------
Net sales of lots and land                  13,851,673       13,194,358

Sales of residential construction                    0          155,000
Commission income                               58,383          189,555
Interest income                                625,122          626,071
Other income                                   132,474           82,190
                                            ----------       ----------
Total revenues                              14,667,652       14,247,174


Costs and expenses:
Cost of lots sold                            3,888,391        3,635,661
Cost of other land sold                      6,203,896        4,603,253
Cost of residential construction sold                0          179,879
Commissions and selling expenses             1,639,802        1,663,933
Interest expense                               547,896          710,413
Depreciation                                    77,572           93,823
Property taxes                                 213,949          153,237
General and administrative expenses          1,175,040        1,372,656
                                            ----------       ----------
Total costs and expenses                    13,746,546       12,412,855
                                            ----------       ----------

Earnings before income taxes                   921,106        1,834,319

Income taxes                                   620,050          738,996
                                            ----------        ---------

Net income                              $      301,056     $  1,095,323
                                            ==========       ==========
Earnings per share (basic & diluted)    $          .34     $       1.23
                                            ==========       ==========

Weighted average number of common shares       887,412          887,412

The accompanying notes are integral part of these consolidated financial statements.



                   KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 April 30, 1998
ASSETS

Cash                                                 $      366,054

Accounts receivable                                         163,977
Notes receivable from related parties                     2,484,986
Notes receivable                                          3,776,409
Land contracts receivable
            Retail                                          105,949
            Other                                           370,640
                                                          ---------
            Total receivables                             6,901,961
Less: Allowance for uncollectibles                         (200,000)
                                                          ---------
Net receivables                                           6,701,961
                                                          ---------

Residential house inventory                                 222,156
Real estate held for development and sale, at cost
             Land developed and under development        18,639,102
             Real estate under contract for sale          2,921,809
                                                         ----------
                                                         21,560,911
                                                         ----------


Property and equipment, at cost
            Buildings                                       487,111
            Machinery, equipment and vehicles               339,701
            Furniture and fixtures                          213,123
                                                          ---------

            Total property and equipment                  1,039,935
            Less: Allowance for depreciation               (581,505)
                                                         ----------

            Property and equipment - net                    458,430
                                                         ----------

Other assets                                                 13,382
                                                         ----------

Total assets                                        $    29,322,894
                                                         ==========


The accompanying notes are an integral part of these consolidated financial statements.





               KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                             April 30, 1998

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Accounts payable and other accrued expenses     $    1,193,465
    Income taxes payable                                 3,627,642
    Accrued interest                                       242,105
    Customers' deposits                                    106,000
    Debt (including current maturities                  16,294,254
            of $15,256,828 - see Note 6)
    Deferred liabilities                                   548,653
    Deferred income                                      1,413,669
    Deferred income taxes                                2,468,988
                                                        ----------

Total liabilities                                       25,894,776
                                                        ----------

Commitments and Contingencies (see Note 10)

Stockholders' equity:

    Common stock - $ .10 par value - authorized 6,000,000
     shares, 887,412 shares issued and outstanding          88,741
    Additional paid-in capital                           1,942,998
    Retained earnings                                    1,396,379
                                                        ----------

Total stockholders' equity                               3,428,118
                                                        ----------

Total liabilities and stockholders' equity          $   29,322,894
                                                        ==========


The accompanying notes are an integral part of these consolidated financial statements.






                  KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 Year Ended April 30
                                                 -------------------
                                                1998           1997
                                                ----           ----
Common Stock:
   Balance at beginning of year          $      88,741   $    143,873
   Stock redemption                                  0        (55,132)
                                             ---------      ---------
   Balance at end of year                       88,741         88,741

Additional paid-in capital:
   Balance at beginning of year              1,942,998      6,846,014
   Stock redemption                                  0     (4,903,016)
                                             ---------      ---------
   Balance at end of year                    1,942,998      1,942,998

Retained earnings:
   Balance at beginning of year              1,095,323     12,232,696
   Net earnings                                301,056      1,095,323
   Stock redemption                                  0    (12,232,696)
                                            ----------     ----------
   Balance at end of year                    1,396,379      1,095,323

                                            ----------     ----------
            Total stockholders' equity   $   3,428,118   $  3,127,062
                                            ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.





                    KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Year Ended April 30
                                                     -------------------
                                                  1998                  1997
                                                  ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                 $   301,056         $   1,095,323
 Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
 Depreciation                                    77,572                93,823
 (Gain) Loss on disposition of assets                 0                (1,681)
 Equity in income from joint ventures                 0               (55,232)
 Changes in operating assets and
   liabilities:
    Accounts receivable                          74,394                76,400
    Notes receivable                            365,848               755,823
    Deferred income                             138,499              (880,583)
    Residential house inventory                 (49,613)              (14,236)
    Real estate held for development
     and sale                                 3,122,981             2,091,807
    Other assets                                (25,887)              207,088
    Accounts payable                           (259,282)             (665,187)
    Current and deferred income
     taxes payable                              244,047            (1,193,949)
    Customers' deposits                         (24,900)             (144,397)
    Other liabilities                          (233,934)               28,075
                                              ----------            ---------
 Net cash provided by operating
    activities                                3,730,781             1,393,074
                                              ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment, net of
    non-cash transactions                        23,789               (52,170)
 Investment in joint ventures                    (3,600)                    0
 Distributions from joint ventures                    0                55,232
 Proceeds from sale of fixed assets                   0                 6,800
                                              ---------             ---------
Net cash provided by investing activities        20,189                 9,862
                                              ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from loans                       16,970,373             8,904,246
   Principal payments on debts              (20,624,483)          (10,224,982)
                                             ----------            ----------
Net cash used in financing activities        (3,654,110)           (1,320,736)
                                             ----------            ----------
NET CHANGE IN CASH                               96,860                82,200
Cash - beginning of year                        269,194               186,994
                                             ----------            ----------
Cash - end of year                         $    366,054          $    269,194
                                             ==========            ==========

Supplemental Information

Cash paid:
    Interest, net of amounts capitalized, was $351,796 and $619,483 in fiscal 1998 and 1997, respectively.
    Income taxes were $981,492 and $1,234,276 in fiscal 1998 and 1997, respectively.

Supplemental Schedules of Non-Cash Investing and Financing Activities, which are not reflected above:

    See Note 3 for description of non-cash stock redemption.

    See Note 12 for description of non-cash land sale.

The accompanying notes are an integral part of these consolidated financial statements.






KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Two Year Period Ended April 30, 1998

Description of Business

    The Company was organized as a Florida corporation in 1964 and is engaged primarily in the development of planned communities in the vicinity of Henry County, Georgia. Henry County is a part of the metropolitan Atlanta area. Its principal cities are McDonough and Stockbridge. Historically, the Company has acquired large areas of unimproved real estate, and has subdivided, developed and then resold the developed real estate in smaller parcels to individuals and builders.

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

         Until the required down payment percentage (generally 10% for individuals and 20% to 100% for builders) and other accounting criteria are met, all collections, including interest, are recorded as deposits. Commissions paid to salesmen, if any, are deferred, and the related land cost is segregated in inventory. Once the required down payment has been received, a sale is recognized, previously deferred commissions are charged to expense, the related land costs and any improvements are charged to cost of sales, the interest portion of the deposit is recorded as income and the balance reduces the principal amount due from the purchaser.

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

(c)       Cash

          The Company classifies as cash equivalents any investment which can be readily converted to cash and has an original maturity of less than three months. At times, cash balances at a limited number of banks and financial institutions may exceed insurable amounts. Management does not anticipate nonperformance by the financial institutions. Management reviews the financial viability of these institutions on a periodic basis.

          At April 30, 1998 the Company had $250,000 of cash restricted as collateral with a local bank.

 (d)       Real Estate Held for Development and Sale

          Real estate held for development and sale is recorded at the lower of cost or estimated fair value. Expenditures for land development are capitalized and allocated to development projects by the specific identification method. Costs are allocated to specific lots based on the ratio of the lot sales price to the estimated total project sales price times the total project costs. Interest and property taxes are capitalized while development is in progress. Total interest and property taxes capitalized during 1998 and 1997 were as follows:



                         1998                     1997
                      ---------                ---------
    Interest          1,750,243                1,590,450
    Property Taxes       93,692                   97,978

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

(h)      Earnings Per Share

         Effective April 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which replaces the presentation of primary earnings per share with basic earnings per share and which requires dual presentation of basic and diluted earnings per share on the Consolidated Statements of Operations. FAS 128 requires restatement of all prior-period earnings per share data presented. Basic net earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, and diluted net earnings per share includes the effect of unexercised stock options using the treasury stock method. The treasury stock method assumes that common stock was purchased at the average market price during the period. Because there were no stock options outstanding for the years April 30, 1998 and 1997, both basic and diluted earnings per share were the same.

(i)      Reclassifications

         Certain amounts in the 1997 financial statements and notes to consolidated financial statements have been reclassified to conform with the 1998 presentation.

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

(k)      New Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. SFAS 130, "Reporting Comprehensive Income" ("FAS 130"), which is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components in full a set of general-purposes financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not expect this standard to have a significant impact on its reporting practices.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which is effective for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to shareholders. Generally, certain financial information is required to be reported on the basis that is used internally for evaluating performance of and allocation of resources to operating segments. The Company does not expect this standard to have a significant impact on its reporting practices.


NOTE 2 - Land Contracts Receivable and Notes Receivable

    Land contracts receivable, arising from sales of lots to individuals and builders, are generally due over periods which range from one to three years and provide for stated interest ranging from 8.25% to 11% per annum. The weighted average stated interest rate of retail land contracts receivable was 8.89% at April 30, 1998. Retail contracts receivable at April 30, 1998 are all due in fiscal 1999.

    In November 1997, the Company purchased a note receivable collateralized by a first mortgage on land owned by International Realty Development
Partners, LTD., L.L.C. ("International Realty"), the borrower.  In
February 1998 the Company declared the loan in default and commenced foreclosure proceedings. In March 1998, International Realty filed a petition for relief in United States Bankruptcy Court. At April 30, 1998, International Realty owed the Company $3,344,702 in principal and $249,772 in accrued interest. On July 24, 1998 International Realty filed a lawsuit against the Company in the United States Bankruptcy Court for the District of Georgia, alleging among other things, breach of contract and fraud claims and seeking compensatory and punitive damages for amounts greater than the Company's Note receivable. The Company believes that International Realty's lawsuit is without merit. The Trustee in International Realty's bankruptcy proceedings has received nonbinding written bids for the land that collateralizes the Company's mortgage that are sufficient to pay the Company in full. Management expects that all principal and interest will be paid upon the resolution of the bankruptcy. The Company intends to vigorously defend the lawsuit and continue to seek payment of it's receivable from International Realty.

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
                                                  ==========

NOTE 4 - Real Estate Held for Development and Sale

    Information with respect to real estate held for development and sale at April 30, 1998 is as follows:

Land developed and under development:
               Land fully developed            $   7,930,079
               Land under development             10,709,023
                                                  ----------
                                               $  18,639,102
                                                  ==========
Real estate under contract for sale:
               Lot sales                       $   1,414,729
               Other land sales                    1,507,080
                                                  ----------
                                               $   2,921,809
                                                  ==========

    Included in land under development are portions of the properties undergoing development activity which have not reached the stage at which they can be offered for sale.

NOTE 5 - Customers' Deposits

    At April 30, 1998, customers' deposits includes receipts relating to real estate under contract for sale which have not yet been recorded as sales of approximately $71,000 and deposits on contracts being negotiated of $35,000.

NOTE 6 - Debt

    At April 30, 1998, the Company had various note agreements with financial institutions and individuals. These note agreements are summarized as follows:


                                                          April 30, 1998
                                                              Balance
                                                          --------------
         Term notes payable to Bank (A)                   $  8,774,658
         Term notes payable (B)                              7,519,596
                                                            ----------
                                                          $ 16,294,254
                                                            ==========

(A) The Company normally borrows its development loans for its Georgia properties from a bank. The approximate balance of such loans at April 30,1998 and 1997 was $8.8 million and $3.2 million respectively. The terms of such loans require interest at the bank's prime rate plus 1.0% or 1.25%. The bank's prime rate on April 30, 1998 was 8.5%. The principal reduction of these loans is from lot release prices which vary with the development. Normally, the loan is due one year from the date of the loan and is extended for one year, if necessary.

(B) The Company has other notes payable, including amounts payable to related parties (see Note 12), which are due in various installments through 1999 and bear interest at 10% or the banks prime rate plus 1% at April 30, 1998.

Maturities of debt outstanding at April 30, 1998 follow:

            Fiscal Years of Maturity                Amount
            ------------------------                ------
                    1999                      $    15,256,828
                    2000                            1,037,426
                                                   ----------
                                              $    16,294,254
                                                   ==========

    At April 30, 1998, the Company had available lines of credit totaling $516,000. These lines of credit will be drawn as needed for the development of the Company's property and operational expenses.

    Subsequent to year end, in May 1998 the Company borrowed $1,588,900 from a new lender of which the Company used $1,000,000 to reduce debt described in (A) above and used $588,900 to pay development costs. In addition, the Company as available $1,273,440 to draw from the new lender for additional development cost.

    Substantially all of the Company's assets are mortgaged or pledged as collateral for its indebtedness. Most of the agreements with the lenders provide that the Company will not declare or pay dividends to its stockholders.

NOTE 7 - Income Taxes

    The Company had net operating loss carryforwards for state income tax purposes of $730,293 and $2,870,658 at April 30, 1998 and April 30, 1997,
respectively. The state net operating loss carryforwards expire in years 2002 through 2010. The Company has recorded a deferred tax liability for the expected reversal of the taxable temporary differences. For financial reporting purposes, a valuation allowance has not been recognized to offset the deferred tax asset related to the net operating loss carryforwards.

    The provision for income taxes consists of the following:

Income taxes                       1998               1997

        Current             $   1,464,297      $  1,918,477
        Deferred                 (844,247)       (1,179,481)
                                 ---------        ---------
        Total provision     $     620,050      $    738,996
                                 =========         ========

     Significant components of the Company's deferred tax liability as of April 30, 1998 and April 30, 1997 are as follows:

Tax effect of                            1998               1997
    Net Operating Loss
    Carryforwards                  $   (43,055)       $   (268,552)
    Taxable Temporary Differences:
      Differences in the timing
       of Profit Recognition of
       Sale of Real Estate             291,481             805,558
    Differences in Land Basis        2,285,538           2,813,508
    Depreciation                        22,734              18,870
    Deferred Compensation              (87,710)                  0
    Other                                                  (56,148)
                                     ---------           ---------
      Net Deferred Tax Liability   $ 2,468,988         $ 3,313,236
                                     =========           =========

    Deferred tax expenses results from temporary differences in the recognition of certain items for tax and financial reporting purposes.

    The difference between income taxes computed using the statutory federal income tax rate and that shown in the consolidated statements of income are as follows:

                                          1998                1997
    Income tax provision at
      U.S. statutory rate          $    322,387       $    643,012
    Rate differences                     (9,211)           (18,343)
    State taxes                          92,968                  0
    Penalties                           294,015             91,427
    Adjustments for gain on
      installment sales                 (72,264)                 0
    Other                                (7,845)            23,900
                                        -------             ------

                                   $    620,050        $   738,996
                                        =======            =======

    The Company has and continues to incur penalties for late payment of tax which has been included in the tax provision as a component of the current tax expense. As of April 30, 1998, the Company has not paid income taxes totaling $ 3,020,747 which were due for the years ended April 30, 1998 and 1997. These income taxes, which are not paid on a timely basis, are subject to interest and penalties at prescribed Internal Revenue Service rates. The Company anticipates paying current income taxes payable during the next fiscal year.

NOTE 8 - Employee Benefit Plans

    Pursuant to the agreement discussed in Note 3, the Company entered into an employment agreement with J.T. Williams, Jr., whereby he will continue to serve the Company for periods of ten years. The employment agreement will provide for an annual salary for the first five years of $200,000 beginning in 1997 and $150,000 thereafter, plus cost of living increases of 5% per year.

    Additionally, the Company also funds a retirement plan for the president of the Company. The required payments to the employee are being funded by the purchase of insurance.


NOTE 9 - Stock Options

    The Company has a Stock Option Plan, which provided for issuance of shares to employees at prices not less than the fair market value on dates of grant (not less than 110% of fair market value for options granted to persons owning 10% or more of the Company's common stock.)

    There were no stock options exercised or granted under the plan for years ended April 30, 1998 and 1997.

    On April 24, 1992, the Board of Directors issued a five-year non-qualified option to the former President of the Company to purchase 100,000 shares of the Company's stock for $3.60, which was 10% above the market value on such date. These options were canceled during the 1997 fiscal year in connection with the transaction discussed in Note 3.

NOTE 10 - Commitments and Contingencies

    The Company is required to provide improvements to certain properties that had been sold and developed by other developers. As of April 30, 1998 the estimated cost is $32,298, which is included in the accompanying balance sheet, and is expected to be incurred over the next fiscal year.

    The Company is a party to certain legal proceedings in the ordinary course of business. In the opinion of management, none of these proceedings should have a material adverse effect upon the Company.

NOTE 11 - Sale of Florida Properties

    On November 14, 1993, the Company entered into two agreements to sell substantially all of its Florida assets for approximately $25.7 million. As of April 30, 1998, the entire sale had closed, with the purchaser assuming approximately $9.2 million of the Company's debt, on which the Company remained liable; issuing notes to the Company, collateralized by a second mortgage on most of the assets purchased, totaling approximately $8.1 million; and paying approximately $8.1 million in cash. The notes are payable to the Company over the next 2 years and bear interest at 10% per annum. The amount of the notes due the Company at April 30, 1998 was $2.5 million, which is included in notes receivable from related parties in the accompanying consolidated balance sheet. The Company's cost of the assets sold, and to be sold, is approximately
$18.9 million. The resulting gross profit is being reported by the Company on the installment method over 5 fiscal years, beginning with fiscal 1994. At April 30, 1998, there remains approximately $630,000 of gross profit to be recognized over the next 2 years as cash is collected.

Note 12 - Related Party Transactions

    On February 2, 1998, pursuant to a Final Agreement dated January 27, 1998, the Company deeded three parcels of land and its interest in three joint ventures to Proactive Technologies, Inc. ("Proactive") for $4.4 million, which is slightly higher than the book value of these assets. Proactive has assumed the outstanding bank debt secured by these assets, together with all contracts and other obligations related to these projects incurred after December 31, 1997. Proactive was a major shareholder of the Company, and Proactive's Chairman and President was the Chairman and President of the Company until recently. The Company had made demand on Proactive to pay three notes which were in default totaling $4.9 million, including past due interest through December 31, 1997. Under the agreement, Proactive paid approximately $1.5 million to reduce the Company's debt. The Company agreed to extend until December 31, 1999 the due date on the approximately $3 million balance of Proactive's debt, which bears interest at 10% per annum, payable quarterly.
In accordance with the agreement, the Company paid $115,000 to 3 officers of Proactive, upon their termination from the Company, in exchange for a Release and a Covenant Not to Sue. The non-cash effect of the land sale was a reduction of investment in joint ventures and land of $3,995,365 and a reduction of notes payable of $ 4,382,703 and a deferred profit of $387,338. The deferred profit will be recognized when the company is no longer a guarantor on the loans.

    During fiscal 1997, the Company sold a building for $550,000 to a company that later was purchased by Proactive. The purchaser signed a promissory note in the amount of $550,000 with interest at 9% per annum. As part of an overall settlement with Proactive (see above), on January 27, 1998, the Company agreed to reduce the balance of this note to the approximate fair market value of the building of $480,000, which was paid in full during fiscal 1998.

    In June 1997, the Company sold nine lots for $12,000 each to Eleuthra Holdings, Inc., a company owned by Mark A. Conner. At the same time, the Company sold eight lots for the same price to an unrelated third party builder, with which Eleuthra Holdings, Inc. had an agreement for the construction of homes on such lots and the sharing of profits for the venture. The purchase price was paid in cash. During July 1997, Mr. Conner agreed to assign his interest in the profits, if any, from the venture to the Company.

    During fiscal 1998 and fiscal 1997, the Company paid $50,000 and $125,000, respectively in consulting fees to Proactive.

    In 1997, an individual (no longer employed by the Company) who was a Vice President of the Company at the time, and a Vice President of Proactive, purchased a home in the Company's golf course community. The Company sold the home site to the Vice President's builder for $50,000, which was substantially less than market value.

    In October 1997 the Company sold 2.28 acres of commercial land for $148,200 to an entity related to Mark A. Conner, the Chairman and Chief Executive Officer of Proactive and former Chairman and Chief Executive Officer of the Company. The Company incurred a loss of $92,222 in connection with the sale.

    In December 1997, the Company's primary lender notified the Company that it was in default on a $2.4 million note. J.T. Williams, Jr. purchased the note from the lender in January 1998. The loan bears interest at 10% per annum, matures in November 1998 and is collateralized by a $3.5 million dollar note receivable. The balance at April 30, 1998 was $440,958.

    During January 1998, J.T. Williams, Jr. made a loan to the Company in the amount of $406,000 to permit the Company to pay certain past due obligations. This amount was added to the existing loan (described in "Note 3. Stock Redemption" above), with a balance at April 30, 1998 of $3,214,776. This loan currently bears interest at 10.5%, matures in December 1999 (at which time the Company believes it will be renewed) and is collateralized by a $2.5 million note receivable and certain undeveloped land in Georgia.

NOTE 13 Significant Risks and Uncertainties

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE.

    None


PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER

Executive Officers of the Company

    Information with respect to the Company's executive officers as of April 30, 1998 is as follows:

Name                         Age       Position                   Held Since
------------------------    -----      -----------------          ----------
David K. Williams            38        President                     1997
William E. Daniels, Jr.      37        Chief Financial Officer       1998

    All executive officers of the Company serve at the pleasure of the Company's Board of Directors.

    David K. Williams has been President of the Company since July 1997. Mr. Williams has been employed by the Company since June 1983. He served as Vice President of Construction and Development from January 1987 until June 1989, President of Florida Operations from June 1989 until 1994, Chief Financial Officer and Executive Vice President from June 1994 until July 1997.

    William E. Daniels, Jr. has been Chief Financial Officer of the Company since February 1998. Mr. Daniels was Chief Financial Officer of Proactive Technologies, Inc., a real estate development company, from July 1997 until February 1998. Prior to joining Proactive Technologies, Inc., Mr. Daniels was controller of EAR Enterprises, Inc. from 1995 to 1997, controller for KWC Management Corporation from 1993 to 1995.

    The information required by this Item 9 concerning the Directors of the Company will be contained in the Company's 1998 definitive proxy material to be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

ITEM 10.   EXECUTIVE COMPENSATION

    The information required by this Item 10 will be contained in the Company's 1998 definitive proxy material to be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 11 will be contained in the Company's 1998 definitive proxy material to be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 12 will be contained in the Company's 1998 definitive proxy material to be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

1. Financial Statements. The following financial statements are included in Item 7 hereof:

    1.  Reports of Independent Certified Public Accountants

    2.  Consolidated Balance Sheet of the Company as of April 30, 1998

    3. Consolidated Statements of Earnings for the fiscal years ended April 30, 1998 and 1997

    4. Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended April 30, 1998 and 1997

    5. Consolidated Statements of Cash Flows for the fiscal years ended April 30, 1998 and 1997

    6.  Notes to Consolidated Financial Statements

2.  Exhibits.

    See Exhibit Index, below.
     (b)  Reports on form 8 - K
On February 2, 1998, the Company filed a Form 8-K to report a Change in Control of Registrant, (Item 1) and a Disposition of Assets, (Item 2). On April 3, 1998 the Company filed an amendment to the foregoing Form 8-K to file pro forma financial statements related to the Disposition of Assets.






SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     KILLLEARN PROPERTIES, INC.

Date:    July 27, 1998               By: /s/ David K. Williams
                                     DAVID K. WILLIAMS,
                                     President



    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the date indicated.

DATE:    July 27, 1998               /s/ Mallory E. Horne
                                     MALLORY E. HORNE, Chairman of the Board

DATE:    July 27, 1998               /s/ David K. Williams
                                     DAVID K. WILLIAMS, President and Director

DATE:    July 27, 1998               /s/ J.T. Williams, Jr.
                                     J.T. WILLIAMS, JR., Director

DATE:    July 27, 1998               /s/ Melvin L. Pope, Jr.
                                     MELVIN L. POPE, JR., Director



                             EXHIBIT INDEX

                                   Page No. or Incorporated by Reference
Exhibit No.    Description               to the Document Listed Below

   (3)         Articles of Incorporation as           1981 Form 10-K
               amended and Bylaws of the
               Company

   (10.1)      Executive Compensation Plan and Arrangements

   (10.1)      1992 Incentive Stock Option Plan for   1994 Form 10-K
               Employees

   (13)        Annual Report to Shareholders for      1998 Form 10-K
               the fiscal year ended April 30, 1998

   (22)        Subsidiaries of the Company            1994 Form 10-K