Form 10QSB
period 1998-07-31
KILLEARN PROPERTIES INC
filed 1998-09-14
CIK 55742

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  Form 10-QSB

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15[d] OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 1998

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

                             385 Country Club Drive
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
INDEX

Part I.  Financial Information

   Item 1.  Consolidated Condensed Financial Statements (Unaudited):

    Consolidated Condensed Balance Sheet as of July 31, 1998                 3

    Consolidated Condensed Statements of Operations for the Three            4
      Months Ended and July 31, 1998 and 1997

    Consolidated Statements of Cash Flows for the Three Months               5
      Ended July 31, 1998 and 1997

    Notes to Consolidated Condensed Financial Statements                     6

   Item 2.  Management's Discussion and Analysis or Plan
              Of Operations

Part II  Other Information

   Item 1.  Legal Proceedings                                                9
   Item 4.  Submission of Matters to a Vote of Security Holders              9
   Item 5.  Other Information                                                9
   Item 6.  Exhibits and Reports on Form 8-K                                10

Signatures                                                                  10
Exhibit Index                                                               11



PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

ASSETS                                             7/31/98
                                                 (Unaudited)
Cash                                            $    251,143
Accounts and notes receivable                      5,969,006
Land contracts receivable, net                       362,368
Real estate held for development and sale         21,659,154
Other property, plant and equipment, net             440,490
Other assets                                          27,090
                                                  __________
TOTAL ASSETS                                    $ 28,709,251
                                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable & other liabilities            $  1,509,748
Income taxes payable                               3,750,009
Debt (including accrued interest)                 15,902,136
Deferred liabilities                                 543,355
Deferred income taxes                              2,381,565
Deferred income                                      914,163
                                                  __________
TOTAL LIABILITIES                               $ 25,000,976

STOCKHOLDERS' EQUITY

Common stock - $.10 par value;
  authorized 6,000,000 shares;
  887,412 shares issued and outstanding         $     88,741
Additional paid-in capital                         1,942,998
Retained earnings                                  1,676,536
                                                  __________
TOTAL STOCKHOLDERS' EQUITY                      $  3,708,275
                                                  __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 28,709,251
                                                  ==========
The accompanying notes are an integral part of these consolidated financial statements.


KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                         Three Months Ended
                                       7/31/98        7/31/97
                                     (Unaudited)    (Unaudited)
REVENUES:
 Net sales of land                    $6,662,637     $4,123,503
 Interest income                          59,304        148,123
 Commission income                        82,676         43,398
 Other revenues                            1,500          1,500
                                       __________     _________
Total Revenues                         6,806,117      4,316,524

COST AND EXPENSES:
 Cost of land sold                     5,579,931      2,737,304
 Commissions and selling expenses        393,366        447,572
 Interest expense                         50,075        161,097
 Depreciation                             18,373         19,440
 Property taxes                           59,309         49,057
 General and administrative costs        238,134        234,222
                                       _________      _________
TOTAL COST AND EXPENSES                6,339,188      3,648,693

EARNINGS BEFORE INCOME TAXES             466,929        667,831
Income tax                               186,772        251,305
                                       _________      _________
NET INCOME                            $  280,157    $   416,526
                                       =========      =========

EARNINGS PER SHARE
  (basic and diluted)                 $      .32   $        .47
                                       =========      =========

Weighted average number of
  common shares                          887,412        887,412
DIVIDENDS PER SHARE                         NONE           NONE

The accompanying notes are an integral part of these consolidated financial statements.


KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                         Three Months Ended
                                                        7/31/98       7/31/97
                                                        --------      -------
                                                     (Unaudited)    (Unaudited)

NET CASH FROM OPERATING ACTIVITIES:                 $     9,933    $   431,812
                                                    ___________     __________

CASH FLOWS FROM INVESTING ACTIVITIES:                       -0-            -0-
                                                    ___________    ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans                               2,055,981     10,946,077
    Principal payments on debt                       (2,160,959)   (11,266,080)
                                                    ___________    ___________
      Net used in financing activities                 (104,978)      (320,003)
                                                    ___________    ___________
NET CHANGE IN CASH                                     (114,911)       111,809

CASH - Beginning of period                              366,054        269,194
                                                    ___________    ___________

CASH - End of period                                $   251,143    $   381,003
                                                    ===========    ===========

Supplemental Information
Cash Paid:  Interest, net of amounts capitalized was $58,429 and $5,769 for fiscal 1999 and 1998, respectively.
            Income taxes were $100,000 and $50,000 in fiscal 1999 and 1998, respectively.
The accompanying notes are an integral part of these consolidated financial
Statements.


PART I. KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JULY 31, 1998

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

The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period covered. For further information, refer to the complete consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1998.

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

On September 30, 1996, the shareholders of the Company approved the redemption, and the transaction closed on November 16, 1996. The historical cost basis of approximately $17,191,000 of the net assets transferred has been reflected as retired treasury stock in the accompanying balance sheet and statement of changes in stockholders' equity. The net operating results of the transferred assets have been removed from the statement of operations retroactively to the effective date and have not been considered in the determination of net income of the Company for the year ended April 30. 1997.

NOTE 3  Earnings per share

Effective April 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which replaces the presentation of primary earnings per share with basic earnings per share and which requires dual presentation of basic and diluted earnings per share on the Consolidated Statements of Operations. FAS 128 requires restatement of all prior-period earnings per share data presented. Basic net earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, and diluted net earnings per share includes the effect of unexercised stock options using the treasury stock method. The treasury stock method assumes that common stock was purchased at the average market price during the period. Because there were no stock options outstanding for the years July 31, 1998 and 1997, both basic and diluted earnings per share were the same.
NOTE 4  Financing

The Company obtained additional credit facilities during the three month period ending July 31, 1998. The facility of approximately $2.8 million is being used for the development of land in the Henry County area. Additional borrowings were for the financing of development costs under various development loans. These loans generally mature as the related lots are sold and bear interest rates at prime rate plus 1 to 1 1/2 points.

In May 1998, the Company borrowed $1,588,900 from a new lender of which the Company used $1 million to reduce debt and used $588,900 to pay development cost. In addition, the Company had available $1,273,440 to draw from the new lender for additional development cost. The agreement provides for interest to be paid at the bank's prime rates plus 1.0% per annum, and matures on May 18, 2000. The loan is collateralized by a first mortgage on 62.9 acres.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales of land increased $2.5 million (61.58%) during the current three month period when compared to the same period a year ago. The primary reason for the increase was the sale of approximately $4.4 million to Proactive Technologies, Inc. This sale was consummated pursuant to a settlement agreement entered into in January 1998 after the Company had made demand on Proactive Technologies, Inc. to pay notes which were in default.

Cost of land sold, as a percentage of net sales of land, was 83.75% for the current three month period. This was a result of the $4.4 million dollar sale to Proactive Technologies, Inc. at a price slightly above book value. The Company anticipates cost of lots sold as a percentage of land sales during the remainder of the year to be relatively consistent with the prior year.

Interest income decreased $88,819 during the current three month period when compared to the same period a year ago, primarily due to the Company not recognizing accrued but unpaid interest on the $3.4 million receivable from International Realty Development Partners, LTD., L.L.C. which filed for Chapter 11 Bankruptcy in March 1998.

Commission income increased $39,278 in the current three month period as compared to the same period a year ago. Additionally, commission and selling expenses decreased $54,206 in the current three month period. These overall changes resulted from the Company's change in its method of marketing homes in its Georgia developments in the first quarter of fiscal 1999. At this time, the Company is using Company-employed salespersons rather than independent brokers used last year.

Interest expense, when compared to the same period a year ago, decreased approximately $111,000 for the current three month period. This decrease is due to the capitalization of a portion of the interest expense incurred by the Company, in accordance with Financial Accounting Standard 34, and a reduction of Company debt in the current year by approximately $5.5 million.

General and administrative expenses remained constant in the current three month period when compared to the same period a year ago.

The operating statements for the current three month period are not necessarily indicative of the results expected for the year.

Liquidity and Capital Resources

The Company finances its operations with operating cash flow and bank borrowings. On July 31, 1998 the Company had available lines of credit of approximately $1.4 million, which may be drawn as needed for the development of the Company's property and other working capital needs. The Company continues to look for additional sources of lines of credit and other financing alternatives and believes that such sources are available on acceptable terms when the need for additional financing arise.

In May 1998, the Company borrowed $1,588,900 from a new lender of which the Company used $1 million to reduce debt and $588,900 to pay development costs. In addition, the Company had available $1,273,440 to draw from the new lender for additional development cost. The agreement provides for interest to be paid at the bank's prime rates plus 1.0% per annum, and matures on May 18, 2000. The loan is collateralized by a first mortgage on 62.9 acres.

In addition, the Company has other debt maturing in the amount of approximately $13.5 million in fiscal 1999 and $2.4 million in the following fiscal year. The Company anticipates that these obligations will be paid with the proceeds of land sales from normal operations, extension of debt or new borrowings.

Other

The company is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations, and has preliminarily determined that any cost, problems or uncertainties associated with the potential consequences of the Year 2000 issues will not have a material impact on its future operations or financial condition.

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


                                          KILLEARN PROPERTIES, INC.
                                         (Registrant)

Date:  September 14, 1998                /s/ David K. Williams
                                         _________________________
                                         DAVID K. WILLIAMS
                                         President & CEO



                                    EXHIBIT INDEX

                        Exhibit No.        Description          Page No.
                        -----------        -----------          --------

                           27        Financial Data Schedule      12