Form 10QSB
period 1998-10-31
KILLEARN PROPERTIES INC
filed 1998-12-15
CIK 55742

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549
                              Form 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15[d] OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 31, 1998

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

                          385 Country Club Road
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
INDEX

Part I.  Financial Information

   Item 1.  Consolidated Condensed Financial Statements (Unaudited):

    Consolidated Condensed Balance Sheet as of October 31, 1998        3

    Consolidated Condensed Statements of Operations for the Three      4
      Months Ended and October 31, 1998 and 1997 and the Six
      Months Ended and October 31, 1998 and 1997

    Consolidated Statements of Cash Flows for the Six Months           5
      Ended October 31, 1998 and 1997

    Notes to Consolidated Condensed Financial Statements               6

   Item 2.  Management's Discussion and Analysis or Plan of
            Financial Condition and Results of Operations              7

Part II  Other Information

   Item 1.  Legal Proceedings                                          9
   Item 4.  Submission of Matters to a Vote of Security Holders        9
   Item 5.  Other Information                                          9
   Item 6.  Exhibits and Reports on Form 8-K                           9

Signatures                                                            10
Exhibit Index                                                         11



PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

ASSETS                                               10/31/98
                                                   (Unaudited)
Cash                                            $    192,510
Accounts and notes receivable                      3,815,864
Land contracts receivable, net                       319,757
Real estate held for development and sale         23,346,789
Other property, plant and equipment, net             438,351
Other assets                                          25,208
                                                  __________
TOTAL ASSETS                                    $ 28,138,479
                                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable & other liabilities            $  1,940,989
Income taxes payable                               2,807,643
Debt                                              16,388,412
Deferred liabilities                                 624,335
Deferred income taxes                              2,178,147
Deferred income                                      405,617
                                                  __________
TOTAL LIABILITIES                               $ 24,345,143

STOCKHOLDERS' EQUITY

Common stock - par value $.10 per share;
  authorized 6,000,000 shares; issued
  887,412 shares                                $     88,741
Additional paid-in capital                         1,942,998
Retained earnings                                  1,761,597
                                                  __________
TOTAL STOCKHOLDERS' EQUITY                      $  3,793,336
                                                  __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 28,138,479
                                                  ==========

The accompanying notes are an integral part of these consolidated financial statements.



KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  Three Months Ended       Six Months Ended
                                10/31/98   10/31/97     10/31/98   10/31/97
                                (Unaudited)(Unaudited)  (Unaudited)(Unaudited)
REVENUES:
 Net sales of land              $3,759,798 $4,399,707  $10,422,435  $8,523,210
 Interest income                    43,701    101,462      103,005     249,585
 Commission income                 102,660     39,737      185,336      83,135
 Other revenues                      2,000     69,467        3,500      70,967
                                 __________ _________   __________  __________
 Total Revenues                 $3,908,159 $4,610,374  $10,714,276  $8,926,898

EXPENSES:
 Cost of land sold              $2,963,961 $3,659,568   $8,543,892  $6,396,872
 Commissions and selling expenses  443,400    535,407      836,766     982,979
 Interest expense                   88,950     73,272      139,024     234,369
 Depreciation                       18,139     19,444       36,512      38,884
 Property taxes                     67,951    115,588      127,260     164,645
 General & administrative costs    183,991    267,272      422,125     501,494
                                 _________  _________   __________  __________
TOTAL COST AND EXPENSES         $3,766,392 $4,670,551  $10,105,579  $8,319,243

Earnings before income taxes       141,767   (60,177)      608,697     607,655
Income tax                          56,707   (22,645)      243,479     228,660
                                 _________   ________   __________  __________
NET INCOME                      $   85,060  $(37,533)   $  365,218  $  378,995
                                ========== ==========   ==========  ==========

EARNINGS PER SHARE              $      .10  $   (.04)   $      .41  $      .44
 (basic and diluted)            ========== ==========   ==========  ==========

Weighted average shares outstanding887,412      887,412    887,412     887,412
DIVIDENDS PER SHARE                   NONE         NONE       NONE        NONE

The accompanying notes are an integral part of these consolidated financial statements.

KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                          Six Months Ended
                                                      10/31/98     10/31/97
                                                      --------     --------
                                                      (Unaudited)  (Unaudited)

NET CASH FROM OPERATING ACTIVITIES:                   $  (270,252) $ (361,734)
                                                      ___________  __________

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                      2,139      (3,654)
    Distributions from joint ventures                           0      50,000
                                                       ___________  __________

Net cash from investing activities                          2,139      46,346

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans                                 4,991,008  14,439,750
    Principal payments on debt                         (4,896,439)(14,340,752)
                                                      ___________  __________
      Net cash from financing activities                   94,569      98,998
                                                      ___________  __________
NET DECREASE IN CASH                                      173,544     216,390

CASH - Beginning of period                                366,054     269,194
                                                      ___________  __________

CASH - End of period                                  $   192,510  $   52,804
                                                      ===========  ==========

Supplemental Information
Cash Paid:  Interest paid was $211,478 and $138,654 for fiscal 1998 and
            1999, respectively.
            Income taxes paid were $750,000 and $1,202,491 in fiscal 1998 and 1999, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

PART I. KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 1998

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

The operating statements for the current three and six month periods are not necessarily indicative of the results expected for the year.

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

On September 30, 1996, the shareholders of the Company approved the redemption, and the transaction closed on November 16, 1996. The historical cost basis of approximately $17,191,000 of the net assets transferred has been reflected as retired treasury stock in the accompanying balance sheet and statement of changes in stockholders' equity. The net operating results of the transferred assets have been removed from the statement of operations retroactively to the effective date and have not been considered in the determination of net income of the Company for the six months ended October 31, 1998.



NOTE 3  Earnings per share

Effective April 30, 1998, the Company adopted Statement of Financial
Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which replaces the presentation of primary earnings per share with basic earnings per share and which requires dual presentation of basic and diluted earnings per share on the Consolidated Statements of Operations. FAS 128 requires restatement of all prior-period earnings per share data presented. Basic net earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, and diluted net earnings per share includes the effect of unexercised stock options using the treasury stock method. The treasury stock method assumes that common stock was purchased at the average market price during the period. Because there were no stock options outstanding for the three and six months ending October 31,1998 and 1997, both basic and diluted earnings per share were the same.


NOTE 4  Financing

The Company obtained additional credit facilities during the six month period ending October 31, 1998.

In May 1998, the company borrowed $1,588,900 from a lender of which the Company used $1 million to reduce debt and used $588,900 to pay development cost. In addition, the Company had available $1,273,440 to draw from the lender for additional development cost. The agreement provides for interest to be paid at the bank's prime rate plus 1.0% per annum, and matures on May 18, 2000. The loan is collateralized by a first mortgage on 62.9 acres.

Additionally, on October 8, 1998, the Company borrowed $1,328,935 from the lender of which the Company used $1.2 million to reduce debt and used $128,935 to pay initial development cost and closing cost. In addition the Company had available $4.3 million to draw from the lender for additional development cost and new land acquisitions. The agreement provides for interest to be paid at the bank's prime rates plus 1.0% per annum, and matures on October 8, 2001.

Additional borrowings were for the financing of development costs under various development loans. These loans generally mature as the related lots are sold and bear interest rates at prime rate plus 1 to 1 3/4 points.


ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales of land decreased approximately $639,729(17%) during the current three month period due to a decrease in bulk sales for the period. However, net sales of land increased $1.9 million (18%) during the current six month period compared to the same period a year ago. The primary reason for the increase was the sale of approximately $4.4 million to Proactive Technologies, Inc. This sale was consummated pursuant to a settlement agreement entered into in January 1998 after the Company had made demand on Proactive Technologies, Inc. to pay notes which were in default.



Cost of land sold, as a percentage of net sales of land, was 78.83% for the current three month period compared to 87.17% for the same period a year ago. The cost of land sold for the current six month period increased to 81.97% compared to 75.05% for the same period a year ago. The increase in gross margins for the three months ended October 31, 1998 was due to the sales at discounted prices made in the same three month period a year ago, on bulk sales of land. On a six months basis, the decrease in gross margin is primarily due to the $4.4 million sale in 1998 to Proactive Technologies, Inc. at a price slightly above book value.

Interest income decreased approximately $57,761 during the current three month period and $146,580 during the current six month period compared to the same periods a year ago primarily due to a decrease in the interest on notes receivable from the sale of substantially all the Company's Florida assets.
In addition the company is not recognizing interest on the $3.4 million receivable from International Realty Development Partners, LTD., L.L.C. which filed for Chapter 11 Bankruptcy in March 1998.

Commission income increased approximately $62,923 in the current three month period and $102,201 in the current six month period compared to the same periods a year ago. Additionally, commission and selling expenses decreased approximately $92,007 in the current three month period and $146,213 in the current six month period. These overall changes resulted from the Company's change in its method of marketing homes in its Georgia developments in the first quarter of fiscal 1999. At this time, the Company is using Company-employed salespersons rather than independent brokers used last year.

Interest expense, when compared to the same period a year ago, increased slightly by approximately $15,678 for the current three month period and decreased $95,345 for the current six month period. This decrease is due an overall reduction in debt of $3.7 million and some interest expense incurred by the Company being eligible for capitalization in accordance with Financial Accounting Standard 34.

General and administrative expenses decreased approximately $83,281 in the current three month period and $79,369 in the current six month period when compared to the same periods a year ago. This decrease is primarily due to the reduction of salary and travel expenses.

The operating statements for the current three and six month periods are not necessarily indicative of the results expected for the year.

Liquidity and Capital Resources

The Company finances its operations with operating cash flow and bank borrowings. On October 31, 1998 the Company had available lines of credit of approximately $5.0 million which may be drawn as needed for the development of the Company's property and other working capital needs. The Company continues to look for additional sources of lines of credit and other financing alternatives and believes that such sources will be available on acceptable terms when the need for additional financing arise.






In addition, the Company has other debt maturing in the amount of approximately $4.8 million in fiscal 1999 and $10.0 million in the following fiscal year. The Company anticipates that these obligations will be paid with the proceeds of land sales from normal operations, extension of debt or new borrowings.

Other

The company has reviewed the potential impact of Year 2000 compliance issues on its information systems and business operations, and has preliminarily determined that any cost, problems or uncertainties associated with the potential consequences of the Year 2000 issues will not have a material impact on its future operations or financial condition.


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


                                          KILLEARN PROPERTIES, INC.
                                         (Registrant)

Date:  December 14, 1998                    /s/ David K. Williams
                                         _________________________
                                         DAVID K. WILLIAMS
 				         President & CEO












                                    EXHIBIT INDEX

                        Exhibit No.        Description          Page No.
                        -----------        -----------          --------

                           27        Financial Data Schedule      12