Form 10QSB
period 1999-01-31
KILLEARN PROPERTIES INC
filed 1999-03-09
CIK 55742

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549
                             Form 10-QSB

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15[d] OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended January 31, 1999

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
INDEX

Part I.  Financial Information

   Item 1.  Consolidated Condensed Financial Statements (Unaudited):

    Consolidated Condensed Balance Sheet as of January 31, 1999        3

    Consolidated Condensed Statements of Operations for the Three      4
      Months Ended January 31, 1999 and 1998, and Nine Months Ended January 31, 1999 and 1998.

    Consolidated Statements of Cash Flows for the Nine Months          5
      Ended January 31, 1999 and 1998

    Notes to Consolidated Condensed Financial Statements               6

   Item 2.  Management's Discussion and Analysis or Plan of
            Financial Condition and Results of Operations              7

Part II  Other Information

   Item 1.  Legal Proceedings                                          9
   Item 4.  Submission of Matters to a Vote of Security Holders        9
   Item 5.  Other Information                                          9
   Item 6.  Exhibits and Reports on Form 8-K                           9

Signatures                                                            10
Exhibit Index                                                         11




PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

ASSETS                                               1/31/99
                                                   (Unaudited)
Cash                                            $    324,016
Accounts and notes receivable                      3,818,729
Land contracts receivable, net                       213,809
Real estate held for development and sale         22,608,603
Other property, plant and equipment, net             448,395
Other assets                                          79,301
                                                  __________
TOTAL ASSETS                                    $ 27,492,853
                                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable & other liabilities            $  1,822,406
Income taxes payable                               2,655,797
Debt                                              15,594,874
Deferred liabilities                                 880,088
Deferred income taxes                              2,265,570
Deferred income                                      405,617
                                                  __________
TOTAL LIABILITIES                               $ 23,624,352

STOCKHOLDERS' EQUITY

Common stock - par value $.10 per share;
  authorized 6,000,000 shares; issued
  887,412 shares                                $     88,741
Additional paid-in capital                         1,942,998
Retained earnings                                  1,836,762
                                                  __________
TOTAL STOCKHOLDERS' EQUITY                      $  3,868,501
                                                  __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 27,492,853
                                                  ==========
The accompanying notes are an integral part of these consolidated financial statements





KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   Three Months Ended             Nine Months Ended
                               1/31/99        1/31/98           1/31/99      1/31/98
                               (Unaudited)    (Unaudited)      (Unaudited)  (Unaudited)
INCOME:
 Net sales of land      	$3,723,267     $2,743,524       $14,145,702  $11,266,734
 Interest income                     5,831        180,120           108,836      429,705
 Commission income                  30,278              -           215,614       58,383
 Other revenues             	     1,008         40,651             4,508      111,618
                        	__________     __________        __________   __________
Total Revenues              	$3,760,384     $2,964,295       $14,474,660  $11,866,440

EXPENSES:
 Cost of land sold      	$2,446,703     $1,980,380       $10,990,595   $8,377,252
 Commissions and selling expense   620,640        373,118         1,457,406    1,331,345
 Interest expense          	   322,490        162,109           461,514      396,478
 Depreciation                        6,798         19,444            43,309       58,328
 Property taxes                     28,515        122,430           155,775      287,075
 General & administrative costs    209,970        257,302           632,096      758,796
                                __________     __________       ___________   __________
TOTAL COST AND EXPENSES         $3,635,116     $2,914,783       $13,740,695  $11,209,274

Earnings before income taxes       125,268         49,512           733,965      657,166
Income tax                         (50,107)       (18,631)         (293,586)    (247,291)
                                __________     __________       ___________   __________
NET INCOME                      $   75,161     $   30,881       $   440,379   $  409,875
                                ==========     ==========       ===========   ==========

EARNINGS PER SHARE              $      .08     $      .03       $       .50   $      .46
   (basic and diluted)          ==========     ==========       ===========   ==========

Weighted average shares outstanding
   			           887,412        887,412           887,412      887,412
DIVIDENDS PER SHARE                   NONE           NONE              NONE         NONE

The accompanying notes are an integral part of these consolidated financial statements





KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         Nine Months Ended
                                                        1/31/99      1/31/98
                                                       --------     --------
                                                       (Unaudited)  (Unaudited)

NET CASH FROM OPERATING ACTIVITIES:                   $   690,617   $2,326,764
                                                       ___________  __________

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                    (33,274)      (3,654)
    Distributions from joint ventures                           -       50,000
                                                       __________   __________
       Net cash from investing activities                 (33,274)      46,346

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans                                 6,242,989   16,962,631
    Principal payments on debt                         (6,942,370) (19,343,038)
                                                       __________   __________
      Net cash from financing activities                 (699,381)  (2,380,407)
                                                       __________   __________
NET DECREASE IN CASH                                      (42,038)      (7,297)

CASH - Beginning of period                                366,054      269,194
                                                       __________   __________

CASH - End of period                                  $   324,016   $  261,897
                                                       ==========   ==========

Supplemental Information
Cash Paid:  Interest paid was $1,479,702 and $911,652 for fiscal 1998 and
            1999, respectively.
            Income taxes paid were $1,181,492 and $1,317,021 in fiscal 1998 and 1999, respectively.
The accompanying notes are an integral part of these consolidated financial
Statements.



PART I. KILLEARN PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 1999

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

The operating statements for the current three and nine month periods are not necessarily indicative of the results expected for the year.

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

On September 30, 1996, the shareholders of the Company approved the redemption, and the transaction closed on November 16, 1996. The historical cost basis of approximately $17,191,000 of the net assets transferred has been reflected as retired treasury stock in the accompanying balance sheet and statement of changes in stockholders' equity. The net operating results of the transferred assets have been removed from the statement of operations retroactively to the effective date and have not been considered in the determination of net income of the Company for the nine months ended January 31, 1999.




NOTE 3  Earnings per share

Effective April 30, 1998, the Company adopted Statement of Financial
Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which replaces the presentation of primary earnings per share with basic earnings per share and which requires dual presentation of basic and diluted earnings per share on the Consolidated Statements of Operations. FAS 128 requires restatement of all prior-period earnings per share data presented. Basic net earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, and diluted net earnings per share includes the effect of unexercised stock options using the treasury stock method. The treasury stock method assumes that common stock was purchased at the average market price during the period. Because there were no stock options outstanding for the three and nine months ending January 31,1999 and 1998, both basic and diluted earnings per share were the same.

NOTE 4  Financing

The Company obtained additional credit facilities during the nine month period ending January 31, 1999.

In January 1999, the company refinanced a building with a new lender for $560,000 and received $282,416 which was used as operating cash.

In May 1998, the company borrowed $1,588,900 from a lender of which the Company used $1 million to reduce debt and used $588,900 to pay development cost. In addition, the Company has drawn $1,273,440 from the lender for additional development cost. The agreement provides for interest to be paid at the bank's prime rate plus 1.0% per annum, and matures on May 18, 2000. The loan is collateralized by a first mortgage on 62.9 acres.

Additionally, on October 8, 1998, the Company borrowed $1,328,935 from the lender of which the Company used $1.2 million to reduce debt and used $128,935 to pay initial development cost and closing cost. In addition the Company has drawn $865,594 and has available $3.6 million to draw from the lender for additional development cost and new land acquisitions. The agreement provides for interest to be paid at the bank's prime rates plus 1.0% per annum, and matures on October 8, 2001.

Additional borrowings were for the financing of development costs under various development loans. These loans generally mature as the related lots are sold and bear interest rates at prime rate plus 1 to 1 3/4 points.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales of land increased $979,743 (36%) during the current three month period and increased approximately $2.9 million (26%) during the current nine month period compared to the same period a year ago. The primary reason for the increase in the current quarter is the sale of a large tract of land.
The primary reason for the increase in the current nine month period was the sale of approximately $4.4 million to Proactive Technologies, Inc. This sale was consummated pursuant to a settlement agreement entered into in January 1998 after the Company had made demand on Proactive Technologies, Inc. to pay notes which were in default.

Cost of land sold, as a percentage of net sales of land, was 66% for the current three month period compared to 72% for the same period a year ago. Cost of land sold for the current nine month period increased to 78% compared to 74% for the same period a year ago. The increase in gross margin for the current three month period is due to the sale of a large tract of land. On a nine month basis, the decrease in gross Margin is primarily due to the $4.4 million sale in 1998 to Proactive Technologies, Inc. at a price slightly above book value.

Interest income decreased $174,289 during the current three month period and $320,869 during the current nine month period compared to the same periods a year ago primarily due to not recognizing interest on the $3.4 million receivable from International Realty Development Partners, LTD., L.L.C. which filed for Chapter 11 Bankruptcy in March 1998.

Commission income increased $30,278 in the current three month period and $157,231 in the current nine month period compared to the same periods a year ago. Additionally, commission and selling expenses increased $247,522 in the current three month period and $126,061 in the current nine month period.
These overall changes resulted from the Company's change in its method of marketing homes in its Georgia developments in the first quarter of fiscal
1999.   At this time, the Company is using Company-employed salespersons rather than independent brokers used last year. The Company also offers a $9,000 tennis membership with each sale in its Eagle's Landing Developments.

Interest expense, when compared to the same period a year ago, increased $160,381 for the current three month period and $65,036 for the current nine month period. This increase is due to certain interest expense incurred by the Company not being eligible for capitalization in accordance with Financial Accounting Standard 34.

General and administrative expenses decreased $47,332 in the current three month period and $126,700 in the current nine month period when compared to the same periods a year ago. This decrease is due to the reduction of salary and travel expenses.

The operating statements for the current nine month period are not necessarily indicative of the results expected for the year.

Liquidity and Capital Resources

The Company finances its operations with operating cash flow and bank borrowings. On January 31, 1999 the Company had available lines of credit of approximately $3.8 million which may be drawn as needed for the development of the Company's property and other working capital needs. The Company continues to look for additional sources of lines of credit and other financing alternatives and believes that such sources are available on acceptable terms when the need for additional financing arise.

In addition, the Company has other debt maturing in the amount of approximately $3.6 million in fiscal 1999 and $9.3 million in the following fiscal year. The Company anticipates that these obligations will be paid with the proceeds of land sales from normal operations, extension of debt or new borrowings.

Year 2000 Issue

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations disruptions of operations, including among other things, a temporary inability to engage in similar normal business activities.

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


                                         KILLEARN PROPERTIES, INC.
                                         (Registrant)

Date:  March 9, 1999
                                         /s/ David K. Williams
                                         _________________________
                                         DAVID K. WILLIAMS
                                         President & CEO













                             EXHIBIT INDEX

                 Exhibit No.        Description          Page No.
                 -----------        -----------          --------

                    27        Financial Data Schedule      12